Form 10-K
period 2001-12-31
HEMET BANCORP
filed 2002-03-29
CIK 804135

SECURITIES AND EXCHANGE COMMISSION

Form 10-K
Annual Report
Under
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended December 31, 2001	File Number 000-33361

HEMET BANCORP
(Exact name of registrant as specified in charter)

California (State or other jurisdiction of incorporation or organization)	91-2155043 (IRS Employer Identification No.)

3715 Sunnyside Drive
Riverside, California 92506
(909) 784-5771
(Address, including zip code, and telephone number, including area code, or registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

     Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     The aggregate market value of voting stock held by nonaffiliates of the Company as of January 31, 2002 was $15,250,000.

     At January 31, 2002, the registrant had 805,120 shares of Common Stock outstanding.

     Documents incorporated by reference — none.

PART I

Forward Looking Statements

Certain statements in this Form 10-K, including without limitation statements containing the words “believes,” “anticipates,” “intends,” “expects,” “pro forma” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic conditions in the Company’s market areas; variances in interest rates; changes in or amendments to regulatory authorities’ capital requirements or other regulations applicable to the Company; increased competition for loans and deposits; and other factors referred to elsewhere in this Form 10-K. Given these uncertainties, shareholders are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any obligation to update any such factors which are not considered to be material or to publicly announce the result of any revisions to any of the forward-looking statements included herein which are not considered to be material or to reflect future events or developments

ITEM 1. DESCRIPTION OF BUSINESS

The Company

     Hemet Bancorp (“Company”), a bank holding company, was incorporated on January 31, 2001 in the State of California for the purpose of acquiring and holding all of the outstanding stock of its wholly owned subsidiary, The Bank of Hemet (“Bank”). Hemet Bancorp acquired all of the outstanding stock of the Bank on November 21, 2001. The Bank was incorporated in California in 1974 and operates five branches located in the Inland Empire area of Southern California. BankLink Corporation, (“BankLink”) is the wholly owned data processing subsidiary of the Bank. BankLink provides data processing services to the Bank and three other clients. Hemet Statutory Trust I, a wholly owned trust subsidiary of the Company was established on November 8, 2001 in the State of Connecticut for the purpose of issuing and selling Trust Preferred Securities and using the proceeds to acquire the junior subordinated debentures issued by the Company.

     The Company’s principal source of income is currently dividends from the Bank. At December 31, 2001, the Company had consolidated assets of $303.6 million, deposits of $271.9 million and stockholders’ equity of $20.6 million.

     On March 1, 2002, the Company announced its intention to qualify to become an S Corporation for income tax purposes. As an S corporation, substantially all of the Company’s tax liability would be assumed by its shareholders, thus eliminating the double-taxation of dividends. For Hemet Bancorp to meet the Internal Revenue Service eligibility requirements to become an S corporation, it will need to reduce the number of its shareholders to no more than 75, from its current number of approximately 382. Reducing the number of shareholders will involve the merger of the Company, with Hemet Financial Group, a newly formed California corporation. Immediately prior to the merger of Hemet Financial Group and the Company, certain shareholders of the Company will exchange their shares of Company common stock for an equivalent number of shares of common stock of Hemet Financial Group. It is proposed that Hemet Financial Group will have as its shareholders those shareholders of the Company, including directors and officers of the Company and the Bank, whose form of ownership is eligible to be a shareholder of an S corporation and who currently are among the 74 largest shareholders of the Company.

     The selection of such eligible shareholders will be made based on the shareholder records maintained by the Company. Only those Hemet Bancorp shareholders who provide a written commitment to maintaining their eligibility to be a shareholder of Hemet Financial Group will be included in the exchange and the proposed merger of the Company with Hemet Financial Group. All of the remaining shareholders of the Company will be cashed out in the proposed merger. The Company will base the cash out price for the Company common stock upon an appraisal and an independent fairness opinion report obtained from its investment banking firm. The proposed merger will be contingent upon Hemet Financial Group owning in excess of 90% of the outstanding shares of the Company prior to the merger and the receipt by Hemet Financial Group of the necessary regulatory approvals of the Federal Reserve Board and the California Department of Financial Institutions. The Company’s shareholder records as of

December 31, 2001 indicate that the 74 largest shareholders currently own approximately 90% of the outstanding shares of common stock, with the remaining 10% of outstanding shares owned by approximately 325 other shareholders.

     In the event that any of the proposed shareholders of Hemet Financial Group prove to be ineligible to become an S corporation shareholder, certain eligible shareholders, including officers and directors of the Company may be purchasing additional shares of the Company common stock in the open market and in private transactions prior to the proposed merger to insure that the aggregate ownership of the proposed shareholders of Hemet Financial Group will be in excess of 90%. It is expected that the proposed merger will occur in late 2002.

The Bank

     The Bank was incorporated in 1974 under the California General Corporation Law and is licensed by the California Department of Financial Institutions (the “Department”) to conduct a general banking business. Its deposits are insured up to the applicable legal limits by the Federal Deposit Insurance Corporation. The Bank is not a member of the Federal Reserve System.

     The Bank emphasizes community-based commercial banking. It serves small-to-medium size businesses, professionals, retired individuals and residents in the Hemet area, as well as businesses and real estate owners/developers primarily throughout Riverside, San Bernardino, Orange, Los Angeles and San Diego counties. The Bank also makes commercial real estate loans meeting its underwriting criteria in the San Francisco bay area, in the Sacramento area and in other areas outside of its primary service area, including Arizona and Nevada.

     The Bank’s primary service area is the area of California commonly referred to as the Inland Empire, a region primarily consisting of Riverside and San Bernardino counties. These counties are experiencing significant population and economic growth, much of which has been fueled by the migration of manufacturing, distribution and export service firms from adjacent Los Angeles, Orange and San Diego counties.

     The Bank offers a full range of commercial, real estate, personal, home improvement, automobile and other installment and term loans. The Bank’s primary lending focus has historically been and continues to be commercial real estate and construction lending.

     Deposit services offered by the Bank include personal and business checking and savings accounts, money market deposit accounts, certificates of deposit, and individual retirement accounts. Other operational services include safe deposit boxes, travelers checks, wire transfers, overdraft lines of credit, electronic banking for businesses, 24-hour telephone banking, merchant bankcard, automated clearing house origination, automatic teller machines on the Instant Teller, Maestro and Cirrus networks and other standard depository functions.

     At December 31, 2001, the Bank’s wholly owned subsidiary, BankLink Corporation (“BankLink”), provided data processing services to the Bank and three other banks. At December 31, 2001, BankLink had total assets of $705,000 and pre-tax earnings for the year ended December 31, 2001 of $150,000. In April 2001, BankLink entered into a contract with Financial Data Solutions, Inc. (FDSI) to assign the item processing contracts of four client banks to FDSI. The FDSI contract provides for BankLink to receive a small percentage of the item processing fees billed for the assigned contracts over the various lives of the four client contracts. The FDSI contract also provides for BankLink to lease certain item processing equipment to FDSI. The conversion of item processing services from BankLink to FDSI was completed in June 2001. BankLink continues to perform data processing services for client banks.

     The Bank has four other subsidiaries which are not active.

     On September 8, 1999, the Bank announced that its Board of Directors approved the termination of the Acquisition Agreement with Pacific Community Banking Group (“PCBG”). The Acquisition Agreement provided for the acquisition of the Bank by PCBG and the payment of the merger consideration to the Bank’s shareholders upon consummation of the acquisition. The merger consideration that was to be paid would have been funded in part with proceeds from an initial public offering of PCBG expected to have been underwritten by an underwriting group. A major condition of the Acquisition Agreement was that PCBG shall have entered into a firm commitment underwriting agreement for an initial public offering by PCBG. PCBG was not able to satisfy that condition by the time provided in the Acquisition Agreement. The Bank’s write-off of $216,000 in PCBG merger related professional fees and other expenses were recorded in noninterest expense for the year ended December 31, 1999.

Recent Developments

     Hemet Statutory Trust I (the Trust) is a Connecticut statutory trust which was formed with the purpose of issuing the Guaranteed Preferred Beneficial Interests in Company Debentures (Trust Preferred Securities). Effective December 18, 2001, the Trust completed a private issuance of $6,500,000 in Trust Preferred Securities. The Trust Preferred Securities bear a floating rate of interest of 3.60% over the three month LIBOR, payable quarterly, with the initial rate set at 5.6%. Following the issuance of the Trust Preferred Securities, the Trust used the proceeds from the Trust Preferred Securities offering to purchase $6,500,000 of Junior Subordinated Debt Securities (the Debt Securities) of the Company. The Debt Securities bear the same terms and interest rates as the related Trust Preferred Securities. The Debt Securities are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company has fully and unconditionally guaranteed all of the obligations of the Trust including the Trust Preferred Securities. The Trust Preferred Securities mature on December 18, 2031 and can be redeemed commencing on December 18, 2006 without a prepayment penalty. Redemption of the Trust Preferred Securities prior to December 18, 2006 would result in a prepayment penalty of 107.5% of the principal amount being redeemed plus any accrued and unpaid interest. Under applicable regulatory guidelines, the Trust Preferred Securities will qualify as Tier 1 Capital. Distributions on the Trust Preferred Securities are recorded on the income statement in Minority Interest in Income of Subsidiary. The costs associated with the Trust Preferred Securities issuance have been capitalized and are being amortized using a method which approximates the effective interest method over the life of the Trust Preferred Securities. On December 27, 2001, the Company invested $3,000,000 of the net proceeds in the Bank to increase the Bank’s capital levels.

Business Strategy

     The Company’s business strategy is to:

•	maintain asset quality;

•	increase the volume and diversity of good quality, mini-perm real estate and commercial loans;

•	remix its deposit base to lower its cost of funds;

•	provide high quality value based banking services and products to its customers;

•	continue a pace of moderate growth; and

•	increase operating efficiencies.

     The Company has focused on, and will continue to focus on, marketing efforts to implement its business strategy. These efforts include obtaining increased loan and deposit business from existing customers, word-of-mouth referrals, advertising and personal solicitation of customers by officers, directors and stockholders. Management assigns responsibility to all loan and business development officers to make regular calls on potential customers and obtain referrals from existing customers. The Company directs promotional efforts toward individuals and small-to-medium sized businesses.

Investment Portfolio

     The following table sets forth the book values of securities at the dates indicated. Under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Bank has designated all of its U.S. government agency and treasury securities and other securities as “held-to-maturity.” The Company does not have any tax-exempt securities in its investment portfolio.

	At December 31,

	2001	2000	1999

	(dollars in thousands)
U.S. government agencies(1)	$5,993	$18,016	$24,033
U.S. government treasuries(1)	10,154	0	0
Other securities(2)	223	326	939

Total	$16,370	$18,342	$24,972

(1)	At December 31, 2001, $12.2 million of U.S. government agencies and treasuries were pledged to secure public funds deposited with the Bank, compared with $14.0 million at December 31, 2000 and $12.1 million at December 31, 1999.

(2)	Consists of perpetual preferred stock of the Federal Home Loan Bank of San Francisco.

     The following table sets forth the maturities of the Company’s investment securities at December 31, 2001 and the weighted average yields of such securities calculated on the basis of the cost and effective yields based on the scheduled maturity of each security.

			After one to		After five to
	One year or less		five years		ten years		After ten years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

	(dollars in thousands)
U.S. government
Agencies	$5,993	4.99%	$0	0.00%	$0	0.00%	$0	0.00%	$5,993	4.99%
Treasuries	10,154	2.10	0	0.00	$0	0.00	$0	0.00	10,154	2.10
Other securities(1)	0	0.00	0	0.00	0	0.00	223	5.31	223	5.31

Total	$16,147	3.17%	$0	0.00%	$0	0.00%	$223	5.31%	$16,370	3.20%

Estimated fair value	$16,194		$0		$0		$223		$16,417

(1)	Consists of perpetual preferred stock of the Federal Home Loan Bank of San Francisco.

     The Company does not own securities of a single issuer (other than U.S. government agencies and treasuries) whose aggregate book value is in excess of 10% of its total equity.

     Lending Activities

     The Company originates loans for its own portfolio. Lending activities include commercial real estate mortgage, real estate construction, commercial and consumer loans. The Company’s primary asset category continues to be its loan portfolio, which comprised 83.5% of average total assets in 2001. At December 31, 2001, the Company had no foreign loans outstanding and has not engaged in the business of making foreign loans.

Loan Portfolio

     Composition of Loans. The following table shows the composition of loans by type of loan or type of borrower at the dates indicated.

	December 31,

	2001	2000	1999	1998	1997

	(dollars in thousands)
Real estate-construction & land	$4,887	$1,254	$1,560	$1,941	$6,627
Real estate-mortgage(1)	248,259	233,795	209,278	195,248	174,897
Commercial	6,781	7,481	8,932	10,016	10,033
Consumer	2,055	580	580	1,002	1,065
All other loans	277	233	1,277	391	411

	262,259	243,343	221,627	208,598	193,033
Deferred origination fees	(740)	(574)	(635)	(796)	(746)

Total loans	$261,519	$242,769	$220,992	$207,802	$192,287

(1)	Includes commercial real estate and residential mortgage loans.

     Maturities and sensitivities of loans to changes in interest rates. The following table shows the maturity distribution of the loan portfolio excluding nonaccrual loans and deferred origination fees at December 31, 2001, and the loan portfolio’s sensitivity to changes in interest rates. The principal balances of loans maturing or repricing after one year are indicated by both fixed and floating rate categories.

	Maturing or repricing
				Floating
		After one		rate	Fixed rate
	Within	but within	After	due after	due after
	one year	five years	five years	one year	one year (1)

	(dollars in thousands)
Real estate-construction & land	$4,524	$363	$0	$363	$0
Real estate-mortgage	140,248	99,720	8,291	48,611	59,400
Commercial	6,234	547	0	0	547
Consumer	1,809	162	84	0	246
All other loans	277	0	0	0	0

	$153,092	$100,792	$8,375	$48,974	$60,193

(1)	Includes real estate-mortgage floating rate loans of $58.2 million which are accruing interest at floor rates.

Loans Secured By Real Estate

     At December 31, 2001, $253.0 million, or approximately 96.8% of the Company’s loans were secured by first deeds of trust on real estate. The concentration in loans secured by real estate is monitored on a quarterly basis and taken into account in the computation of the adequacy of the allowance for loan losses. The non-residential real estate loan portfolio is segregated into various categories on which annual concentration limits are recommended by management and approved by the board of directors. The categories include industrial, medical office, commercial office, mini-storage and retail. “Retail” is further broken down into subcategories, including anchored, automotive, office and strip center. Additionally, the portfolio is geographically categorized by state and county.

     The three largest categories of loans secured by real estate are shown in the following table:

	Amount at
	December 31, 2001	Percentage of
Type of Real Estate Loan	(Dollars in thousands)	Loans in Portfolio

Commercial mortgage loans	$234,777	89.8%
Residential mortgage loans	13,482	5.2
Construction & land loans	4,887	1.9

Total real estate loans	$253,146	96.8%

Commercial mortgage loans. The Company provides intermediate term commercial real estate loans collateralized by first deeds of trust on real property. The following table details Commercial mortgage loans by location:

	(Dollars in thousands)

	2001	%	2000	%

Riverside County	$76,313	32.5%	$77,045	35.7%
Orange County	50,133	21.4	46,425	21.5
Los Angeles County	23,083	9.8	26,573	12.3
San Bernardino County	22,447	9.6	16,024	7.5
Other California Counties	42,572	18.1	37,374	17.3
Out of State	20,229	8.6	12,401	5.7

Total	$234,777	100.0%	$215,842	100.0%

The following table details Commercial mortgage loans by use/type:

	(Dollars in thousands)

	2001	%	2000	%

Industrial/Warehouse	$43,052	18.3%	$49,427	22.9%
Medical Office Buildings	10,705	4.6	11,650	5.4
Office Buildings	48,236	20.6	51,965	24.1
Mini-Storage Facilities	22,911	9.6	13,269	6.1
Mobile Home Parks	5,531	2.4	4,798	2.2
Restaurant Buildings	16,284	6.9	10,531	4.9
Retail Buildings	65,305	27.8	57,935	26.9
Other Property	22,753	9.7	16,267	7.5

Total	$234,777	100.0%	$215,842	100.0%

     The value of real estate collateral is supported by formal appraisals in compliance with applicable federal regulations. A review appraisal is then conducted internally. Generally, these types of loans are made for a period of up to five years, loan-to-value ratios are 65% or less, and debt coverage ratios of 1.30:1 or higher. The loans generally carry adjustable interest rates indexed to the one-year or, to a lesser extent, the three-or five-year Treasury constant maturity index. Rate adjustments vary from quarterly to five years. Amortization may be up to 30 years.

     Repayment on loans secured by such properties depends on successful operation and management of the collateral properties. The value of the collateral is also subject to the real estate market and general economic conditions. The Company attempts to address these risks through its underwriting criteria, including the loan-to-value ratios and debt service coverages described above. The collateral quality and type must meet the Company’s standards, the property typically has quality leases extended beyond the maturity date, and the borrower/guarantor must have strong liquidity. The Company generally requires continuing guaranties from borrowers/owners. All of the properties securing the Company’s real estate portfolio are inspected by the Company’s lending administration personnel before the loan is made.

     The Company requires title insurance insuring the status of its lien on all of the real estate secured loans. The Company also requires that fire and extended coverage casualty insurance (and, if the property is in a flood zone, flood insurance) is maintained in an amount at least equal to the outstanding loan balance, subject to applicable law that in some circumstances may limit the required amount of hazard insurance to the cost to replace the insured improvements.

     Residential mortgage loans. As of December 31, 2001, the total of all residential mortgage loans held in portfolio by the Company was $13.5 million, or 5.2% of total loans. The portfolio is primarily secured by first deeds of trust on single-family residences located in the Riverside and San Bernardino counties of California. Approximately $11.9 million or 88.3% of this portfolio consists of variable rate loans.

     Prior to the implementation of SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company originated first mortgages for resale on the secondary market to Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA). Gains or losses on the sales of these loans were recognized at the time of sale. The Company retained servicing rights to these loans. Servicing arrangements provide for the Company to maintain records related to the servicing agreement, to assume responsibility for billing mortgagors, to collect periodic mortgage payments, and to perform various other activities necessary to the mortgage servicing function. The Company receives as compensation a servicing fee based on the principal balance of the outstanding loans. Servicing fee income amounted to approximately $33,000 during 2001, and the total unpaid principal balance of the mortgage-servicing portfolio amounted to approximately $9.2 million at December 31, 2001.

     Real estate construction and loans. The Company finances the construction of residential, commercial and industrial properties. The Company’s construction loans typically have the following characteristics:

•	First mortgages on the collateral real estate;

•	Maturities of one year or less;

•	A floating rate of interest based the Bank of America prime rate;

•	Minimum cash equity of 30% of project cost;

•	Reserve for anticipated interest costs during construction;

•	Loan-to-value ratios generally not exceeding 65%; and

•	Recourse against the borrower or a guarantor in the event of a default.

     For commercial and industrial properties, the Company typically issues a stand-by commitment for a “take-out” mini-perm loan on the property. The Company does not participate in joint ventures nor takes an equity interest in connection with its construction lending.

     Construction loans involve additional risks compared with loans secured by existing improved real property. These include:

•	The uncertain value of the project prior to completion;

•	The inherent uncertainty in estimating construction costs;

•	Possible difficulties encountered by municipal or other governmental regulation during construction; and

•	The inherent uncertainty of the market value of the completed project.

     As a result of these uncertainties, repayment is dependent, in large part, on the success of the ultimate project. If the Company is forced to foreclose on a project prior to or at completion because of a default, the Company may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as the related foreclosure and holding costs. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. Further, future local or national economic conditions could have an adverse impact on the potential success of construction projects financed by the Company and on collateral securing these loans.

Commercial Loans

     At December 31, 2001, approximately $6.8 million, or 2.6% of the Company’s total loan portfolio, consisted of commercial loans. The Company provides intermediate and short-term commercial loans that are either unsecured, partially secured or fully secured. The majority of these loans are in Riverside and San Bernardino counties. Loan maturities range from 90 days to five years. A complete re-analysis is required prior to any extension of an existing loan. These loans are made to individuals, professionals and businesses. The Company takes collateral whenever possible regardless of the loan purpose. Collateral may include cash, liens on accounts receivable and/or equipment. As a matter of policy, the Company requires all principals of a business to be guarantors on all commercial loans. All borrowers must demonstrate the ability to service and repay not only the Company debt but all outstanding debt, on the basis of historical cash flow or conversion of assets.

Consumer Loans

     As of December 31, 2001, the total of all consumer loans held by the Company was $2,332,000 or 0.9% of total loans. Consumer loans may be secured or unsecured, and are extended for a variety of purposes, including the purchase or finance of automobiles, home improvement, home equity lines and overdraft protection. However, in 2001, the Bank began an outsourcing arrangement with Client Financial Service (CFS), a subsidiary of Union Bank of California, whereby CFS would provide lending services to the Bank. Specifically, auto, recreation vehicle, personal, and home equity loans would be offered through CFS. The Bank now receives a referral fee for applications referred and successfully funded by CFS. The purpose of this alliance was three-fold. First, it shifted the portfolio risk from the Bank to an outside source specializing in consumer lending products. Secondly, it allowed for cost savings with the elimination of the consumer loan department. Thirdly, it allowed the Bank to offer superior products to its customers, based on the “economics of scale” pricing through CFS.

     Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Off-Balance Sheet Commitments

     The Company may issue formal commitments or lines of credit to a limited number of well established, financially responsible, local commercial enterprises. Such commitments can be either secured or unsecured. These commitments may take the form of revolving lines of credit, letters of credit, real estate construction or real estate mortgage loans. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company does not enter into any interest rate swaps or caps, or forward or future contracts.

     The following table shows the distribution of the Company’s off-balance sheet commitments at the dates indicated.

	At December 31,

	2001	2000

	(dollars in thousands)
Real estate — construction	$1,616	$884
Real estate — mortgage	781	1,233
Standby letters of credit	703	459
Undisbursed lines of credit	8,762	7,260

Total	$11,862	$9,836

Lending Procedures and Credit Approval Process

     The Bank’s Board of Director’s loan committee (the “DLC”) approves all loans above $500,000, and reviews all loans under $500,000. Lending limits are authorized for the Bank’s Chief Executive Officer by the DLC through authority delegated by the Board of Directors of the Bank. The DLC approves all loans that would create a total borrower liability in excess of a lending officer’s lending authority. The Bank’s Chief Executive Officer is responsible for evaluating the authority limits for individual credit officers and recommends lending limits to the DLC for approval.

     The highest individual lending authority in the Company is currently $500,000, which requires the approval and signature of the Bank’s Chief Executive Officer. The second highest lending authority is $250,000 for both the Bank’s Chief Operating Officer and the Bank’s manager of the real estate loan department. All other individual lending authorities are substantially less, with the next largest authority being $100,000.

     At December 31, 2001, the Bank’s authorized legal lending limits were approximately $4.0 million for unsecured loans and approximately $6.6 million for secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital plus the allowance for loan losses on an unsecured basis and 25% on a secured basis. The Bank’s largest borrower as of December 31, 2001 had an aggregate loan liability totaling $6.2 million from the Bank, which was reduced to $5.6 million as of January 3, 2002. At December 31, 2001, the Company had a loan to the same borrower as the Bank’s largest borrower totaling $1.0 million which was underwritten using the same criteria as used by the Bank.

     The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to certain underwriting practices. These practices include analysis of prior credit histories, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and verification of liquid assets. Although management believes that its underwriting criteria are appropriate for the various kinds of loans it makes, the Company may incur losses on loans which meet its underwriting criteria, and these losses may exceed the amounts set aside as reserves for such losses in the allowance for loan losses.

Asset Quality

     Nonperforming assets. Nonperforming assets include nonperforming loans and other real estate owned (“OREO”).

     Nonperforming loans. Nonperforming loans are those which the borrower fails to perform in accordance with the original terms of the obligation and fall into two categories:

•	Nonaccrual loans. The Company generally places loans on nonaccrual status when interest or principal payments become 90 days or more past due unless the outstanding principal and interest is well-secured and, in the opinion of management, is deemed in the process of collection. When loans are placed on nonaccrual status, accrued but unpaid interest is reversed against the current year’s income. Payments may be treated as interest income or return of principal depending upon management’s opinion of the ultimate risk of loss on the individual loan. Cash payments are treated as interest income where management believes the remaining principal balance is fully collectible. Additionally, loans not 90 days past due may also be placed on nonaccrual status if management reasonably believes the borrower will not be able to comply with the contractual loan repayment terms and collection of principal or interest is in question.

•	Accruing loans 90 days or more past due. The Company classifies a loan in this category when the borrower is more than 90 days late in making a payment of principal or interest and have not been placed on nonaccrual status.

     Other real estate owned (“OREO”). This category of nonperforming assets consists of real estate to which the Company has taken title by reason of foreclosure or by taking a deed in lieu of foreclosure from the borrower. The Company has been actively managing its OREO while attempting to expeditiously dispose of the properties. At December 31, 2001, the Company owned one OREO property, consisting of a minor interest in a single family residence valued at $2,000.

     The following table summarizes the Company’s nonperforming assets at the dates indicated.

	December 31,

	2001	2000	1999	1998	1997

	(dollars in thousands)
Nonaccrual loans	$0	$48	$702	$1,578	$2,902
Loans past due 90 days or more	0	8	3	3	0
Total nonperforming loans	0	56	705	1,581	2,902
Other real estate owned	2	2	54	77	779
Total nonperforming assets	$2	$58	$759	$1,658	$3,681

Nonperforming loans as a percent of total loans	0.00%	0.32%	0.76%	1.51%	1.60%
Nonperforming assets as a percent of total assets	0.00%	0.28%	0.66%	1.53%	2.21%

     Impaired loans. Management defines impaired loans, regardless of past due status on loans, as those on which principal and interest are not expected to be collected under the original contractual loan repayment terms. Impaired loans are valued based on the present value of future cash flows discounted at the loan’s effective rate, the loan’s observable market price or the fair value of collateral if the loan is collateral-dependent. Impaired loans at December 31, 2001 were $1.9 million. The related allowance for loan losses includes $22,000 allocated to impaired loans. The average outstanding principal balance of impaired loans was $1.9 million during 2001. Substantially all of the impaired loans at December 31, 2001 were collateral dependent and were measured using the fair value of the collateral.

     Substandard and doubtful loans. The Company classifies loans as “substandard” in accordance with regulatory requirements, when they are inadequately protected by the current sound worth and paying capacity of the borrower or of the loan collateral, if any. Substandard loans generally have well-defined weaknesses that jeopardize repayment. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

     The Company classifies loans as “doubtful,” in accordance with regulatory requirements, when they have the inherent weaknesses of substandard loans and, in addition, the weaknesses make collection or repayment in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. However, in such loans, certain important and reasonably specific pending factors may work to the advantage and strengthening of the asset. Accordingly, with respect to such loans, the estimated loss is deferred until its more exact status may be determined.

     Restructured loans. The Company considers restructured loans as loans which have been amended such that interest accrues at a below market rate or upon which certain principal has been forgiven so as to aid the borrower in the final repayment of the loan. Any interest previously accrued, but not yet collected, is reversed against current income when the loan is placed in this category. Interest is then reported on a cash basis until the borrower’s ability to service the restructured loans in accordance with its terms is established. The Company does not have any loans categorized as restructured loans.

     Except as disclosed above, there were no assets as of December 31, 2001 where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms. However, it is always possible that current credit problems may exist that may not have been discovered by management. Given the high percentage of the Company’s loans that are secured by real estate, the real estate market in Southern California and the overall economy in the Company’s market area are likely to continue to have a significant effect on the quality of the Company’s assets in the future.

Allowances and Provisions for Loan Losses

     The following table sets forth an analysis of the allowance for loan losses and provisions for loan losses for the periods indicated.

	December 31,

	2001	2000	1999	1998	1997

	(dollars in thousands)
Balance at beginning of period	$2,466	$2,416	$2,232	$2,116	$2,241
Loans charged-off:
Real estate-construction	0	0	0	0	0
Real estate-mortgage	0	11	25	139	274
Commercial	0	0	7	0	159
Consumer	4	5	6	43	18

Total charge-offs	4	16	38	182	451

Recoveries:
Real estate-construction	160	0	0	0	0
Real estate-mortgage	320	65	222	225	57
Commercial	0	0	0	47	10
Consumer	8	1	0	26	9

Total recoveries	488	66	222	298	76

Net charge-offs (recoveries)	(484)	(50)	(184)	(116)	375

Provision for loan losses	0	0	0	0	250

Balance at end of period	$2,950	$2,466	$2,416	$2,232	$2,116

Average total loans outstanding(1)	$252,160	$230,944	$210,878	$196,675	$187,298
Total loans at end period(1)	$261,519	$242,769	$220,992	$207,802	$192,287
Net charge-offs/average total loans outstanding	(0.19)%	(0.02)%	(0.09)%	(0.06)%	0.20%
Allowance at end of period/total loans outstanding	1.13%	1.02%	1.09%	1.07%	1.10%
Nonperforming loans	$0	$56	$705	$1,581	$2,902
Allowance/nonperforming loans	>100.00%	>100.00%	>100.00%	141.16%	72.90%

(1)	Net of deferred loan origination fees.

     The Company maintains an allowance for loan losses at a level considered by management to be adequate to cover the inherent risks of loss associated with its loan portfolio under prevailing and anticipated economic conditions. In determining the adequacy of the allowance, management takes into consideration primarily the credit quality of the portfolio and prior loan loss experience. The specific calculation of the allowance for loan losses is based on the risk rating system that the Company uses to grade its loans. This system classifies all loans into one of eight grades according to a risk-rating matrix that evaluates each of the five following factors:

•	the dependability of the primary repayment source;

•	the dependability of the secondary repayment source;

•	the value of the collateral in relation to the size of the loan, and the liquidity of the collateral;

•	the character/relationship of the borrower; and

•	the strength, stability and potential of the industry in which the borrower is operating.

     Different reserve percentages are assigned to each different class of loan, as summarized in the following table.

Loan Grade	Reserve Percentage

Class I (“Pass”)	0.10%
Class II (“Pass”)	0.20%
Class III (“Pass”)	Historical loan loss experience factor
Class IV (“Watch”)	Calculated on a loan by loan basis
Class V (Special Mention”)	Calculated on a loan by loan basis
Class VI (“Substandard”)	Calculated on a loan by loan basis
Class VII (“Doubtful”)	Minimum of 50.00%
Class VIII (“Loss”)	100.00%

     The first two classes are assigned reserve percentages, reflecting management’s judgment of the likelihood of loss in each risk category. For the third grade, to which most “pass loans” are assigned, a reserve percentage is assigned to each of the following kinds of loans: commercial loans, commercial real estate loans, residential real estate loans, construction loans and consumer loans. The reserve percentage represents the historical loss rate on this category of loans for the preceding 36 months. For the next three categories, specific reserves are assigned based on a risk analysis of each loan. The Company’s board of directors approves the adequacy of the allowance for loan losses on a quarterly basis.

     The balance in the allowance is affected by amounts provided from operations, amounts charged-off and recoveries of previously charged-off loans. For 2001, 2000 and 1999 the Company recorded no provision for loan losses. The lack of a provision in 2001, 2000 and 1999 was the result of management’s determination, in accordance with the policy discussed above, that the allowance was adequate at December 31, 2001, December 31, 2000, and December 31, 1999, respectively. In fact, the allowance had grown in 2001, 2000 and 1999 by reason of net recoveries on loans previously charged off in the amount of $484,000, $50,000 and $184,000, respectively. These trends reflected, among other factors, the strengthening of the Southern California economy.

     At December 31, 2001 the allowance for loan losses stood at $3.0 million or 1.13% of total loans outstanding, compared with $2.5 million or 1.02% of total loans outstanding at December 31, 2000, and $2.4 million, or 1.09% of total loans outstanding at December 31, 1999.

     Management anticipates the continued stabilization of the economy in segments of the Company’s market area. However, credit quality will be influenced by underlying trends in the economic cycle, particularly in Southern California, which management cannot completely predict. Consequently, the Company may sustain loan losses, in any particular period, that are sizable in relation to the allowance for loan losses. Additionally, a subsequent evaluation of the loan portfolio, in light of factors then prevailing, by the Company and its regulators may indicate a requirement for increases in the allowance for loan losses through charges to the provision for loan losses.

     The following table summarizes a breakdown of the allowance for loan losses by loan category and the allocation in each category as a percentage of total loans in each category at the dates indicated:

	December 31,

	2001		2000		1999		1998		1997

	(dollars in thousands)
		% of		% of		% of		% of		% of
		allowance		allowance		allowance		allowance		allowance
		in		in		in		in		in
	Amount	category	Amount	category	Amount	category	Amount	category	Amount	category

Real estate — construction and land	$18	0.6%	$0	0.0%	$1	0.0%	$3	0.1%	$66	3.1%
Real estate — mortgage	2,780	94.2	2,402	97.4	2,283	94.5	2,042	91.5	1,984	93.8
Commercial	141	4.8	52	2.1	123	5.1	171	7.7	47	2.2
Consumer	11	0.4	12	0.5	9	0.4	16	0.7	19	0.9

Total	$2,950	100.0%	$2,466	100.0%	$2,416	100.0%	$2,232	100.0%	$2,116	100.0%

     The allocation of the allowance to loan categories is an estimate by management of the relative risk characteristics of loans in those categories. Losses in one or more loan categories may exceed the portion of the allowance allocated to that category or even exceed the entire allowance.

Deposits

     Deposits are the Company’s primary source of funds. At December 31, 2001, the Company had a deposit mix of 57.3% in time deposits, 26.1% in savings and interest-bearing checking accounts, 13.9% in noninterest-bearing demand accounts and 2.7% in money market accounts.

     Noninterest-bearing demand deposits enhance the Company’s net interest income by lowering its cost of funds. The Company is committed to continuing its recent efforts to increase core deposits through increased business development efforts, diversification of its customer base, product line enhancements and superior customer service.

     The Company obtains deposits primarily from the communities it serves. No material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company’s business is not seasonal in nature. The Company accepts deposits in excess of $100,000 from customers. These deposits are priced to remain competitive. At December 31, 2001, the Company had no brokered deposits.

     The following table sets forth the average balances and the average rates paid for the major categories of deposits for the dates indicated:

	December 31,

	2001		2000		1999

	(dollars in thousands)
	Average		Average		Average
	balance	Rate	balance	Rate	balance	Rate

Noninterest-bearing demand	$36,583	0.00%	$33,800	0.00%	$35,505	0.00%
Interest-bearing demand	15,400	0.48	15,671	0.97	15,312	0.96
Money market deposits	4,328	2.23	3,982	2.59	3,523	2.61
Savings deposits	52,007	3.06	50,865	3.87	53,224	3.73
Time deposits of $100,000 or more	22,520	5.46	17,460	5.90	11,115	5.11
Time deposits under $100,000	139,946	5.53	130,069	5.89	117,533	5.06

Total average deposits	$270,784	3.96%	$251,847	4.33%	$236,212	3.70%

Maturities of Time Certificates of Deposit

     Maturities of time certificates of deposits outstanding at December 31, 2001 are summarized as follows:

	$100,000 or more	Less than $100,000

	(dollars in thousands)
Three months or less	$8,857	$54,651
Over three to six months	8,284	42,650
Over six to twelve months	6,107	30,887
Over twelve months	765	3,503

Total	$24,013	$131,691

Borrowings

     At December 31, 2001, the Bank had a long term borrowing in the amount of $3,000,000 scheduled to mature on September 1, 2008. The borrowing is tied to the Wall Street Journal Prime rate and bears a floating rate of interest of 4.75%. During 2001, the interest rate on the borrowing ranged from 6.00% to 4.75%.

Data Processing Services — BankLink Corporation

     BankLink, a wholly owned subsidiary of the Bank located in Riverside, California, provides data processing services to the Bank and other financial institutions. BankLink currently serves four client banks. BankLink is a licensee of Information Technology Incorporated (ITI) application software and uses that software to provide high volume processing capabilities and systems support services for deposit and loan transactions, treasury functions and loan servicing. These services encompass all of the normal banking applications, including accounts payable, fixed assets, ACH origination, automated exception processing, asset liability, corporate cash management, voice response systems, and account analysis.

     For the year ended December 31, 2001, BankLink had revenues from its operations of $150,000.

Recent Legislation and Other Changes

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies. Certain of the potentially significant changes which have been enacted recently and others, which are currently under consideration by Congress or various regulatory agencies, are discussed below.

     The terrorist attacks in September, 2001, have impacted the financial services industry and have already led to federal legislation that attempts to address certain issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.

     Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLA”). IMLA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

     Among its other provisions, IMLA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLA also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

     Whether or not regulations are adopted, IMLA becomes effective July 23, 2002. Additional regulations are to be adopted during 2002 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of “concentration accounts,” and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program.

     The Federal Reserve Board and the Secretary of the Treasury in January 2001 jointly adopted a final rule governing merchant banking investments made by financial holding companies. The rule implements provisions of the Gramm-Leach-Bliley Act discussed below that permit financial holding companies to make investments as part of a bona fide securities underwriting or merchant or investment banking activity. The rule provides that a financial holding company may not, without Federal Reserve Board approval, directly or indirectly acquire any additional shares, assets or ownership interests or make any additional capital contribution to any company the shares, assets or ownership interests of which are held by the financial holding company subject to the rule if the aggregate carrying value of all merchant banking investments held by the financial holding company exceeds:

•	30 percent of the Tier 1 capital of the financial holding company, or

•	after excluding interests in private equity funds, 20 percent of the Tier 1 capital of the financial holding company.

     A separate final rule will establish the capital charge of merchant banking investments for the financial holding company.

     The American Homeownership and Economic Opportunity Act of 2000 was enacted in late 2000 and provides for certain regulatory and financial relief to depository institutions. With respect to savings and loan associations, the Home Owners’ Loan Act was amended to

•	repeal the savings association liquidity requirements, and

•	permit a savings and loan holding company with prior approval to acquire more than 5% of the voting shares of a nonsubsidiary savings association or nonsubsidiary savings and loan holding company.

•	With respect to national banks, the Banking Act of 1933 was amended to allow a national bank to specifically reorganize into a bank holding company structure or merge with subsidiaries and nonbank affiliates

•	have more than 25 directors as may be allowed by the Comptroller,

•	have director terms of up to three years,

•	have a classified board, and

•	allow the repurchase of stock to prevent loss upon a previously contracted debt without having to dispose of it within a period of six months.

     In addition, federal banking law was amended to authorize the Comptroller to waive the citizenship requirement for a minority of the directors on a national bank board and to repeal the 20% surplus requirement for national banks. As to depository institutions, in general, the federal banking agencies are to develop a system for the electronic filing and dissemination of depository institution call reports.

     The Gramm-Leach-Bliley Act (“GLBA”) was enacted in late 1999. GLBA, among other things, repeals the Glass-Steagall Act. The Glass-Steagall Act enacted in the depression era prohibited banks from affiliating with securities firms. In addition, GLBA allows for a new type of bank holding company under the Bank Holding Company Act. The new bank holding company will be allowed to engage in insurance and securities underwriting, merchant banking and insurance company portfolio investment activities. Currently, bank holding companies are strictly limited in the amount of insurance and securities underwriting activities in which they may engage.

     GLBA also allows bank holding company companies to engage in any activity considered “financial” in nature or incidental to such financial activities. Under the existing Bank Holding Company Act, incidental activities are limited to those that are “banking” in nature or incidental to such banking activities.

     Financial activities include, as well as lending, providing insurance as an agent, broker or as principal, issuing annuities, underwriting, and dealing in or making a market in securities. All insurance activities that are to be conducted must be conducted in compliance with applicable state laws. In connection with insurance sales the United States Supreme Court case of Barnett Bank of Marion County N.A. v. Nelson, 116 S. Ct. 1103 (1996) is followed by GLBA, and GLBA further provides that “no state may, by statute, regulation, order, interpretation, or other action, prevent or significantly interfere with the ability of an insured depository institution, or a subsidiary or affiliate thereof, to engage, directly or indirectly, either by itself or in conjunction with a subsidiary, affiliate, or any other party, in any insurance sales, solicitation, or cross-marketing activity.”

     The Community Reinvestment Act provisions in GLBA require that any new bank holding company that is formed meet the conditions that all of the company’s insured depository institutions are well capitalized, well managed and received at least a satisfactory rating in the most recent Community Reinvestment Act examination. Other key aspects of GLBA include the following:

•	streamlining bank holding company supervision by defining the roles of the Federal Reserve and other federal and state regulators;

•	prohibiting FDIC assistance to affiliates and subsidiaries of banks and thrifts;

•	allowing a national bank that is well capitalized and well managed to establish new operating subsidiaries that may engage in financial activities other than insurance underwriting, merchant banking, insurance company portfolio investments, real estate development and real estate investment, so long as the aggregate assets of all financial subsidiaries do not exceed 45% of the parent’s assets or $50 billion, whichever is less;

•	permitting national banks to underwrite municipal bonds;

•	providing that securities activities conducted by a bank subsidiary will be subject to regulation by the Securities and Exchange Commission;

•	providing that insurance activities conducted by a bank subsidiary will be subject to regulation by the applicable state insurance authority;

•	replacing broker-dealer exemptions allowed to banks with limited exemptions;

•	providing that de novo unitary thrift holding company applications received by the Office of Thrift Supervision after May 4, 1999 shall not be approved;

•	providing that existing unitary thrift holding companies may only be sold to financial companies;

•	adopting new privacy provisions which allow customers to “opt out” of sharing nonpublic personal information with nonaffiliated third parties subject to certain exceptions;

•	requiring that ATM’s which impose a fee on noncustomers to disclose on the ATM screen the amount of the fee prior to a transaction becoming irrevocable on the ATM;

•	providing regulatory relief to smaller banks with less than $250 million in total assets with respect to the frequency of CRA examinations. The time between examinations may be as long as five years for small banks and savings and loans; and

•	requiring plain language for federal banking agency regulations.

     It is impossible to predict what effect the enactment of certain of the above-mentioned legislation will have on the Company and on the financial institutions industry in general. Moreover, it is likely that other bills affecting the business of banks may be introduced in the future by the United States Congress or California legislature.

Competition

     The Company considers its primary service area to include Riverside and San Bernardino counties of California. The banking business is highly competitive in California, including this region. A number of major banks and savings and loan associations have offices in this area. They currently dominate loan and deposit origination. The Company also competes for deposits and loans with finance companies, industrial loan companies, securities and brokerage companies, mortgage companies, insurance companies, money market funds, credit unions and other financial institutions.

     Major banks and savings and loan associations exercise certain competitive advantages over community banks like the Company. They can finance extensive advertising campaigns and offer the convenience of many retail outlets. Many offer certain services, such as trust and international banking services, which the Company does not offer directly. They are able to invest greater resources in technology, which may afford them economies of scale, particularly with respect to consumer financial services, by reason of their larger customer bases. In addition, these larger institutions are likely to have lower costs of capital and substantially higher lending limits.

     To compete with larger financial institutions, the Company relies upon responsive handling of customer needs, local promotional activity, and personal contacts by its officers, directors and staff. For customers whose loan demands exceed the Company’s lending limits, the Company seeks to arrange funding on a participation basis with its correspondent banks or other independent commercial banks. The Company also assists customers requiring services not offered by it to obtain such services from its correspondent banks.

     In commercial real estate lending, the Company competes against larger institutions. Management seeks to assert its competitive advantage in this market through its depth of experience and ability to respond in customized ways to the needs of its customers. In its deposit gathering, the Company competes by having convenient branches located in areas of high bank deposits per person, and by providing consumer-friendly environments at those branches.

Employees

     At December 31, 2001, the Company employed a total of 74 full-time equivalent employees, including four executive officers. None is presently represented by a union or covered by a collective bargaining agreement. The Company believes its employee relations are excellent.

Insurance

     The Company maintains financial institution bond and commercial insurance at levels deemed adequate by the Company’s management to protect it from some types of damage.

ITEM 2. PROPERTIES

     The following table sets forth information about the Company’s offices.

		Owned/
Location	Type of Office	Leased	Size		Since	Expiration

1600 E. Florida Ave., Hemet	Main Branch	Leased	7,200 sq. / ft		1988	March 2003
1555 W. Florida Ave., Hemet	Branch	Leased	5,300 sq. / ft		1986	November 2006
1497 S. San Jacinto St., San Jacinto	Branch	Leased	3,300 sq. / ft		1992	February 2004
56525 Highway 371, Anza	Branch	Owned	1,920 sq. / ft		1992
3715 Sunnyside Drive, Riverside	Branch and Administrative Offices(1)	Owned	7,100 sq. / ft	(2)	1993

(1)	These premises are occupied by the Company’s loan, note, human resources, marketing and finance departments. BankLink Corporation also occupies space in this location.

(2)	Includes enclosed parking area.

     Aggregate annual rentals for the Company and its subsidiaries for leased premises were $346,000 for the year ended December 31, 2001.

ITEM 3. LEGAL PROCEEDINGS

     On May 2, 2000, the Bank announced that it settled a class action lawsuit filed by former Inland Savings and Loan shareholders on terms which were not material to the Bank’s business, results of operation, or financial condition. In connection with the 1992 acquisition of Inland, the Bank had issued Preferred stock to shareholders of Inland. The Preferred stock was automatically converted to the Bank’s common stock in 1995. In 1997 the named plaintiffs sued the Bank and certain of its directors regarding the manner in which the Bank implemented the conversion, as governed by certain provisions of the merger agreement. The settlement was approved by the Superior Court of Riverside County, California on June 16, 2000. Distribution of settlement proceeds was made by a court appointed fund administrator to class members on August 25, 2000.

     In addition, the Bank is a defendant in various legal proceedings resulting from normal banking business. In the opinion of management, and the Company’s legal counsel, the disposition of such litigation will not have a material effect on the Company’s consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Inapplicable

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934. The Company common stock is not listed on a national exchange, and there is no established public market for the Company common stock. Company management is not aware of any market makers for the Company common stock. The high and low sales prices and per share cash dividends on the common stock are provided in the chart below. The source of information for the high and low sales prices for the chart below was from the internet at Yahoo.

	High	Low	Dividend(1)

2000
First quarter	$32.50	$26.50	$0.60
Second quarter	31.00	27.59	0.60
Third quarter	33.00	28.75	0.60
Fourth quarter	34.25	31.00	0.60

2001
First quarter	36.00	32.00	0.60
Second quarter	39.50	34.25	0.60
Third quarter	42.00	38.00	0.60
Fourth quarter	50.00	48.00	0.60

2002
First Quarter to January 31, 2002	49.50	44.00	0.60

(1)	The Company did not pay any stock dividends in the periods indicated.

     As of January 31, 2002, there were approximately 382 stockholders of record of the Company’s common stock.

     The frequency and amount of dividends to be paid are determined by the Company’s board of directors. In issuing dividends, the board of directors considers the experience and expectations of the Company, including net income generated, strategic plans, and the level of capital of the Company. The Company’s payment of dividends is dependent on the Bank’s payment of dividends to the Company. The Bank is limited in the amount of dividends it can pay pursuant to California banking and corporation law and federal banking law. The Bank currently must request prior approval of the California Commissioner of the Department of Financial Institutions for the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables present selected historical consolidated financial data, including per share information, for the Company. The following financial data should be read in conjunction with the consolidated financial statements of the Company included or incorporated by reference in this Form 10-K and the notes to such statements.

	At or for the year ended December 31,

	2001	2000	1999	1998	1997

	(dollars in thousands except per share information)
Results of operations
Interest income	$21,847	$22,459	$19,381	$19,416	$18,991
Interest expense	10,760	10,967	8,740	9,185	8,946
Net interest income	11,087	11,492	10,641	10,231	10,045
Provision for loan losses	0	0	0	0	250
Noninterest income	1,500	1,709	1,825	1,363	1,204
Noninterest expense	7,571	7,901	7,810	6,736	6,200
Net income	2,922	3,101	2,708	2,823	2,802

Balance sheet (end of period)
Total assets	$303,584	$292,234	$270,269	$252,877	$241,323
Total loans	261,519	242,769	220,992	207,802	192,287
Allowance for loan losses	2,950	2,466	2,416	2,232	2,116
Nonperforming loans(1)	0	56	705	1,581	2,902
Other real estate owned	2	2	54	77	779
Total deposits	271,922	267,844	246,671	230,385	219,211
Shareholders’ equity	20,626	22,724	21,606	21,024	20,228

Balance sheet (period average)
Total assets	$296,063	$276,434	$259,214	$248,297	$236,297
Total loans	252,160	230,944	210,878	196,675	187,298
Earning assets	287,097	267,089	238,910	238,910	226,311
Total deposits	270,784	251,847	236,212	226,228	214,291
Shareholders’ equity	22,731	22,151	21,370	20,594	20,146

Capital ratios
Leverage ratio	8.94%	7.97%	8.21%	8.31%	8.53%
Tier 1 risk-based capital	10.02%	9.13%	9.57%	9.99%	10.43%
Total risk-based capital	12.24%	10.12%	10.64%	11.06%	11.53%

Asset quality ratios
Nonperforming loans/total loans (1)	0.00%	0.02%	0.32%	0.76%	1.51%
Nonperforming assets/total assets (2)	0.00%	0.02%	0.28%	0.66%	1.53%
Allowance for loan losses/ nonperforming loans	>100.00%	>100.00%	>100.00%	141.16%	72.90%
Allowance for loan losses/ total loans	1.13%	1.02%	1.09%	1.07%	1.10%

Performance ratios
Return on average assets	0.99%	1.12%	1.04%	1.14%	1.19%
Return on average equity	12.85%	14.00%	12.67%	13.71%	13.91%
Net interest margin (3)	3.86%	4.30%	4.25%	4.28%	4.44%
Net interest spread(4)	3.03%	3.40%	3.39%	3.37%	3.55%
Average total loans to average total deposits	93.12%	91.70%	89.27%	86.94%	87.40%
Efficiency ratio (5)	60.22%	59.85%	62.65%	58.10%	55.11%

	At or for the year ended December 31,

	2001	2000	1999	1998	1997

	(dollars in thousands except per share information)
Per share information
Basic earnings(6)	$3.41	$3.58	$3.19	$3.34	$3.25
Diluted earnings (7)	$3.37	$3.56	$3.15	$3.23	$3.15
Common stock dividends declared	$2.40	$2.40	$2.80	$2.40	$1.50
Dividend payout ratio (8)	70.37%	67.04%	87.76%	71.80%	46.20%
Common stock book value	$25.62	$26.22	$24.97	$24.90	$23.96
Common shares outstanding at period end(9)	805,120	866,820	865,252	844,252	844,252
Weighted average common shares outstanding(10)	856,649	866,176	848,627	844,252	863,262

(1)	Nonperforming loans consist of loans on nonaccrual and loans past due 90 days or more.

(2)	Nonperforming assets consist of nonperforming loans and other real estate owned.

(3)	Net interest margin is net interest income expressed as a percentage of average total interest-earning assets.

(4)	Net interest spread is the difference between the yield on average total interest-earning assets and cost of average total interest-bearing liabilities.

(5)	The efficiency ratio is the ratio of noninterest expense to the sum of net interest income before provision for loan losses and total noninterest income.

(6)	Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period.

(7)	Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into the common stock or resulted in the issuance of common stock that then shared in earnings.

(8)	The dividend payout ratio consists of the common stock dividends paid per share of common stock divided by basic earnings per share of common stock.

(9)	Based on shares outstanding at period end, excluding shares issuable upon exercise of outstanding options.

(10)	Weighted average number of shares of common stock outstanding for the period, excluding shares issuable upon exercise of outstanding options.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information presents management’s discussion and analysis of the consolidated financial condition and operating results of the Company and its wholly-owned subsidiaries for the years ended December 31, 2001, 2000 and 1999. Averages presented in the tables are daily average balances. This discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operations, liquidity and interest rate sensitivity. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto of the Company and subsidiaries.

Financial Condition

     Total assets at December 31, 2001 equaled $303.6 million, an increase of $11.4 million, or 3.9%, over total assets of $292.2 million at December 31, 2000. Total loans equaled $261.5 million at December 31, 2001, an increase of $18.8 million, or 7.7%, over total loans of $242.8 million at December 31, 2000. The loan to deposit ratio increased to 96.2% at year-end 2001, from 90.6% at year-end 2000. The ratio of average total loans to average deposits increased to 93.0% in 2001, compared with 91.7% in 2000 and 89.3% in 1999.

     The Company continued to decrease its nonperforming loans. At December 31, 2001, nonperforming loans equaled $0. This represented a reduction of $56,000, or 100%, from nonperforming loans of $56,000, or 0.32% of total loans at December 31, 2000. The year-end 2000 nonperforming loans of $56,000 represented a reduction of $649,000, or 92.1%, from nonperforming loans of $705,000 at December 31, 1999.

     The allowance for loan losses equaled $3.0 million at December 31, 2001, compared with an allowance of $2.5 million at December 31, 2000. The allowance at December 31, 2001 represented 1.13% of total loans, compared with 1.02% of total loans at December 31, 2000 and 1.09% at December 31, 1999. Net recoveries were $484,000, $51,000 and 184,000 during 2001, 2000 and 1999, respectively. In addition, the allowance for loan losses represented >100% of nonperforming loans at December 31, 2001, December 31, 2000 and December 31, 1999.

     OREO remained unchanged at December 31, 2001 at $2,000 compared to December 31, 2000, the lowest level of OREO in seven years. OREO equaled $54,000 at December 31, 1999.

     These foregoing developments resulted in an improvement of the ratio of earning assets to total average assets over the last three years. For 2001, the ratio equaled 97.0%, compared with 96.6% for both 2000 and 1999.

     Deposits were $271.9 million at December 31, 2001, an increase of $4.1 million, or 1.5%, over deposits of $267.8 million at December 31, 2000. The increase was primarily as a result of the remix of deposit balances shifting away from time deposits totaling $8.3 million and moving towards lower costing core deposits totaling $12.4 million. Average interest bearing deposits represented 86.5% of average total deposits for 2001 compared with 86.6% in 2000.

     At December 31, 2001, the Bank had a long term borrowing in the amount of $3,000,000 scheduled to mature on September 1, 2008. The borrowing is tied to the Wall Street Journal Prime rate and bears a floating rate of interest of 4.75%. During 2001, the interest rate on the borrowing ranged from 6.00% to 4.75%.

     Total shareholders’ equity was $20.6 million at December 31, 2001, a decrease of $2.1 million, or 9.2%, from $22.7 million at December 31, 2000, primarily due to the repurchase of 70,000 shares of common stock in October 2001 totaling $3.1 million.

Results of Operations for the Years Ended December 31, 2001, 2000 and 1999

     Overview. The Company reported net income for 2001 of $2.9 million compared with $3.1 million in 2000 and $2.7 million in 1999. The return on average assets was 0.99% in 2001 compared with 1.12% in 2000 and 1.04% in 1999. The Company’s return on average equity was 12.90% for 2001, 14.00% for 2000 and 12.67% for 1999.

     Basic earnings per share equaled $3.41 in 2001 compared with $3.58 in 2000 and $3.19 in 1999. Diluted earnings per share equaled $3.37 in 2001 compared with $3.56 in 2000 and $3.15 in 1999. Cash dividends were declared at $2.40 per share for 2001, $2.40 per share for 2000 and $2.80 per share for 1999. This resulted in dividend payout ratios (common stock dividends declared per share divided by basic earnings per share) of 70.4% in 2001, 67.0% in 2000 and 87.8% in 1999.

     Net interest income. Net interest income is the primary source of operating income of the Company. Net interest income represents the difference between the interest income from earning assets and the interest paid on interest-bearing liabilities. Net interest income for 2001 decreased $411,000, or 3.6%, to $11.1 million when compared with 2000. The decrease in 2001 was primarily attributable to a decrease in the yield on interest earning assets of 0.80%, coupled with an increase in the volume of average interest earning assets (principally loan volume) resulting in a decrease in net interest income of $613,000. The Company’s average interest bearing liabilities (principally time deposits) increased by $15.9 million, coupled with a general decrease in the interest rates and the Company’s cost of funds of 0.43% resulting in a net increase in interest expense of $202,000. The net interest spread, which represents the average yield earned on interest earning assets less the average yield paid on interest bearing liabilities, decreased to 3.03% in 2001 from 3.40% in 2000.

     Net interest income for 2000 increased $851,000 to $11.5 million, or 8.0%, when compared with net interest income of $10.6 million for 1999. The increase in 2000 was primarily attributable to an increase in the volume of average interest earning assets (principally loan volume) of $16.7 million, coupled with an increase in the yield on interest earning assets of 0.67% resulting in a net increase to interest income of $3.1 million. The Company’s average interest bearing liabilities (principally time deposits increased by $18.2 million, coupled with a general increase in the interest rates and the Company’s cost of funds of 0.66% resulting in a net increase in interest expense of $2.2 million. The net interest spread increased to 3.40% in 2000 from 3.39% in 1997.

     Average balances and rates earned and paid. The following table presents, for the periods indicated, consolidated average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of its funds. The table is arranged to group the elements of earning assets and interest-bearing liabilities, as these items represent the major sources of income and expense.

	Year ended December 31,

	2001			2000			1999

		Interest	Rates		Interest	Rates		Interest	Rates
	Average	income/	earned/	Average	income/	earned/	Average	income/	earned/
	balance	expense	paid	balance	expense	paid	balance	expense	paid

	(dollars in thousands)
Assets
Federal funds sold	$17,008	$690	4.06%	$14,476	$907	6.26%	$12,940	$642	4.96%
Investment securities(1)	17,929	885	4.94	21,669	1,346	6.21	26,525	1,340	5.05
Total loans(2)(3)	252,160	20,272	8.04	230,944	20,206	8.75	210,878	17,399	8.25

Total earning assets	$287,097	$21,847	7.61%	$267,089	$22,459	8.41%	$250,343	$19,381	7.74%
Allowance for loan losses	(2,626)			(2,439)			(2,295)
Cash and due from banks	6,841			6,142			5,586
Premises and equipment	1,372			1,685			1,707
Interest receivable and other assets	3,379			3,957			3,873

Total Assets	$296,063			$276,434			$259,214

Liabilities and shareholders’ equity
Interest bearing demand deposits	$15,400	$74	0.48%	$15,671	$152	0.96%	$15,312	$147	0.96%
Money market deposits	4,328	92	2.13	3,982	103	2.61	3,523	92	2.61
Savings deposits	52,007	1,590	3.06	50,865	1,967	3.73	53,224	1,986	3.73
Time deposits of $100,000 or more	22,520	1,229	5.46	17,460	1,031	5.11	11,115	567	5.11
Time deposits under $100,000	139,947	7,740	5.53	130,069	7,657	5.06	117,533	5,946	5.06
Other borrowings	682	35	5.14	873	57	5.29	32	2	5.29

Total interest bearing liabilities	$234,884	$10,760	4.58%	$218,920	$10,967	4.35%	$200,739	$8,740	4.35%
Noninterest bearing demand deposits	36,828			33,800			35,505
Other liabilities	1,620			1,563			1,600
Shareholders’ equity	22,731			22,151			21,370

Total liabilities and shareholders’ equity	$296,063			$276,434			$259,214

Net interest income		$11,087			$11,492			$10,641

Net interest spread(4)			3.03%			3.40%			3.39%
Net interest margin(5)			3.86%			4.30%			4.25%

(1)	There are no tax exempt investment securities in the investment securities portfolio for any of the reported years.

(2)	Average balances are presented net of deferred loan origination fees. Average nonaccruing loans of $21,000 for 2001, $516,000 million for 2000 and $1.6 million for 1999 are included in the table for computational purposes.

(3)	Loan origination fees are included in interest income as adjustments of the loan yields over the life of the loan using the interest method. Loan interest income includes loan fees of $484,000 for 2001, $310,000 for 2000 and $584,000 for 1999.

(4)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(5)	Net interest margin is computed by dividing net interest income by total average earning assets.

     Net interest income changes due to volume and rate. The following table sets forth, for the periods indicated, a summary of the changes in average asset and liability balances and interest earned and paid resulting from changes in average asset and liability balances (“volume”) and changes in average interest rates. The changes in interest due to both rate and volume are designated as “Mix.”

	2001 compared with 2000				2000 compared with 1999

	Increase (decrease) due to change in:				Increase (decrease) due to change in:

	Average	Average			Average	Average
	volume	rate	Mix	Total	volume	rate	Mix	Total

	(dollars in thousands)
Increase (decrease) in interest income
Federal funds sold	$159	$(319)	$(57)	$(217)	$76	$169	$20	$265
Investment securities(1)	(232)	(276)	47	(461)	(245)	307	(56)	6
Loans(2)(3)	1,856	(1,639)	(151)	66	1,656	1,051	100	2,807

Total	1,783	(2,234)	(161)	(612)	1,487	1,527	64	3,078

Increase (decrease) in interest expense
Interest bearing demand deposits	(3)	(77)	2	(78)	3	1	1	5
Money market deposits	9	(18)	(2)	(11)	12	(1)	0	11
Savings deposits	44	(411)	(10)	(377)	(88)	72	(3)	(19)
Time deposits of $100,000 or more	299	(78)	(23)	198	324	89	51	464
Time deposits under $100,000	581	(463)	(35)	83	634	973	104	1,711
Other borrowings	(12)	(12)	2	(22)	45	0	10	55

Total	918	(1,059)	(66)	(207)	930	1,134	163	2,227

Total change in net interest income	$865	$(1,175)	$(95)	$(405)	$557	$393	$(99)	$851

(1)	There are no tax exempt investment securities in the investment securities portfolio for any of the reported years.

(2)	Average balances are presented net of deferred loan origination fees. Average nonaccruing loans of $21,000 for 2001, $516,000 for 2000 and $1.6 million for 1999 are included in the table for computational purposes.

(3)	Loan origination fees are included in interest income as adjustments of the loan yields over the life of the loan using the interest method. Loan income includes loan fees of $484,000 for 2001, $310,000 for 2000 and $584,000 for 1999.

     Provision for loan losses. The provision for loan losses charged to operations reflects management’s judgment of the adequacy of the allowance for loan losses. The provision is determined through periodic analysis, which includes a detailed review of the classification and categorization of problem loans to be charged off; an assessment of the overall quality and collectability of the portfolio; and consideration of the loan loss experience, trends in problem loans and concentrations of credit risk, evaluation of collateral, as well as current and expected economic conditions, particularly in segments of the Company’s market area. Such reviews also assist management in establishing the recommended level of the allowance for loan losses. The Company’s board of directors approves the adequacy of the allowance for loan losses on a quarterly basis.

     For 2001, 2000 and 1999, the Company recorded no provision for loan losses. The lack of a provision in 2001, 2000 and 1999 was the result of management’s determination, in accordance with the policy discussed above, that the allowance was adequate at December 31, 2001, December 31, 2000 and December 31, 1999, respectively. In fact, the allowance had grown in 2001, 2000 and 1999 by reason of net recoveries on loans previously charged off in the amount $484,000 of $50,000 and $184,000, respectively. These trends reflected, among other factors, the strengthening of the Southern California economy.

     Noninterest income. Noninterest income for 2001 decreased $209,000, or 12.2%, to $1.5 million, compared with $1.7 million for 2000. The decrease in 2001 was principally attributable to decreased data processing fees generated by BankLink totaling $333,000 due to the assignment of item processing contracts to FDSI commencing in June 2001. In April 2001, BankLink entered into a contract with Financial Data Solutions, Inc (FDSI) to assign the item processing contracts of four client banks to FDSI. The contract provides for BankLink to receive a small percentage of item processing fees billed for the assigned contracts over the various lives of the four client contracts.

     Noninterest income for 2000 decreased $116,000, or 6.4%, to $1.7 million, compared with $1.8 million for 1999. The decrease in 2000 was principally attributable to decreased data processing fees generated by BankLink totaling $70,000, and a reduction in fees for service charges on deposits totaling $39,000

     Noninterest expense. Noninterest expense for 2001 was $7.6 million, compared with $7.9 million for 2000 and $7.8 million for 1999. The principal components of the decrease in 2001 were:

•	Salaries and employee benefits. Salaries and employee benefits decreased in 2001 by $313,000, or 6.8%. During 2001, the Company experienced a decrease of $303,000 in the base salaries paid to employees. BankLink’s staffing levels declined during 2001 relating to the assignment of BankLink’s item processing business to FDSI in June 2001 coupled with other staffing decreases during 2000, BankLink’s decrease in salaries during 2001 was $154,000. During 2001, the Bank also experienced a decline in salaries of $149,000, primarily due to the retirement during 2000 of the Bank’s former Chief Credit Officer.

•	OREO expenses. OREO expenses for 2001 were $0 compared to a net credit in 2000 of $19,000.

•	Premises and equipment expenses. Premise and equipment expense decreased in 2001 by $52,000 or 4.7% primarily due to decreased depreciation expense of $58,000 related to the assignment of BankLink’s item processing business to FDSI resulting in lower equipment cost. Rent expense for 2001 was reduced by $11,000 primarily due to BankLink vacating its former premises after consolidating its data processing operation with the Company’s administrative facility.

•	Other expenses.

     The following is a breakdown of other expenses for the years ended December 31, 2001 and 2000:

	(Dollars in thousands)

	2001	2000	Incr/(Decr)

Data processing and other outside services	$490	$366	$124
Deposit insurance assessments	80	77	3
Professional fees	410	369	41
Office supplies, postage and telephone	541	519	22
Other	715	889	(174)

Total	$2,236	$2,220	$16

Other expenses increased in 2001 over 2000 by $16,000, or 0.7%. This category of expense includes costs for outside processing services, FDIC and other insurance expense, professional fees and other miscellaneous expense. Data processing and other outside services increased by $124,000 primarily due to expenses related to the Bank’s item processing being performed outside the Bank instead of at the Bank’s subsidiary, BankLink. Professional fees increased by $41,000 primarily due to increased legal services, and other expenses decreased by $174,000 primarily from lower operating costs in 2001 than in 2000.

In 2000, noninterest expense increased by 1.2% over the 1999 level due to the following:

•	Salaries and employee benefits. Salaries and employee benefits increased in 2000 by $119,000, or 2.7%. Salary expense in 1999 included $341,000 in special bonus compensation to retain key employees and compensate employees who ensured that the Bank continued to operate successfully during the PCBG merger process which lasted nearly 15 months and was terminated in September 1999. During 2000, the Bank experienced an increase of $260,000 in the base salaries paid to employees, primarily as a result of increases in staffing levels in the operations area of the Bank and the BankLink operation, in addition to normal salary increases. Excluding the PCBG special bonus compensation discussed above, the Bank’s expense related to incentive payments in 1999 was $241,000, compared to $406,000 in 2000, an increase of $165,000. The increase in 2000 is predominately due to incentive payments being made to all levels of the Bank’s personnel during 2000, versus incentive payments being made to only management level personnel during 1999.

•	OREO expenses. OREO expenses for 2000 resulted in a net credit of $19,000 compared to a net credit in 1999 of $146,000. The components of the 2000 credit were net gains on the sale of OREO properties of $26,000, offset by OREO holding costs of $7,000.

•	Premises and equipment expenses. Premise and equipment expense increased in 2000 by $46,000 or 4.3% primarily due to increased expenses incurred by BankLink of $55,000.

•	Other expenses. Other expenses decreased in 2000 over 1999 by $201,000, or 8.3%. This category of expense includes costs for outside processing services, FDIC and other insurance expense, professional fees and other miscellaneous expense. Other expenses in 1999 included $216,000 in professional fees and other expenses related to the PCBG merger that was terminated in September 1999.

     The Company’s efficiency ratio— which is the ratio of noninterest expenses to the sum of net interest income before provision for loan losses and total noninterest income— was 60.2% in 2001, compared with 59.9% in 2000 and 62.7% in 1999.

     Provision for income taxes. The Company’s provision for income taxes was $2.1 million in 2001, $2.2 million in 2000 and $1.9 million in 1999. These changes corresponded directly to changes in pre-tax income. The effective income tax rate was 41.6% in 2001 compared with 41.5% in 2000 and 41.8% in 1999.

     Net Income. Net income in 2001 was $2.9 million compared to $3.1 million in 2000. In 2001, the Company experienced a decrease in net interest income of $419,000, primarily resulting from the declining rate environment. Noninterest income decreased by $209,000 primarily from the Company’s data processing subsidiary. Noninterest expense decreased by $330,000, primarily due to a reduction in salaries and employee benefits of $313,000.

     Net income in 2000 was $3.1 million compared to $2.7 million in 1999. In 2000, the Bank experienced increases in net interest income of $851,000, primarily resulting from increased loan volume. Noninterest income decreased by $116,000, primarily from the Bank’s data processing subsidiary. Noninterest expense increased by $91,000, primarily due to an increase in salary and benefit expense and income tax expense increased by $251,000.

Summary Selected Quarterly Financial Data (Unaudited)

     The following table presents a summary of selected quarterly financial data, which should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere herein. In the opinion of management, this information has been prepared on the same basis as the consolidated financial statements appearing elsewhere herein, and includes all adjustments, consisting only of normal recurring adjustments necessary to present fairly the unaudited results set forth herein. The operating results for any quarter are not necessarily indicative of results for any subsequent period or for the entire year.

	For the quarter ended

	Dec	Sep	Jun	Mar	Dec	Sep	Jun	Mar
	2001	2001	2001	2001	2000	2000	2000	2000

	(dollars in thousands, except per share data)
	(unaudited)
Net interest income	$2,869	$2,751	$2,686	$2,781	$2,868	$2,926	$957	$2,741
Net income	698	761	683	780	737	919	743	702
Basic earnings per share(1)	$0.85	$0.87	$0.79	$0.90	$0.85	$1.06	$0.86	$0.81
Diluted earnings per share(2)	0.84	0.86	0.78	0.89	0.85	1.05	0.86	0.80

(1)	Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period.

(2)	Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into the common stock or resulted in the issuance of common stock that then shared in earnings.

Asset and Liability Management

     Asset and liability management is an integral part of managing a banking institution’s primary source of income, net interest income. The Company manages the balance between rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with the objective of stabilizing net interest income during periods of fluctuating interest rates. The Company considers its rate-sensitive assets to be those which either contain a provision to adjust the interest rate or mature within one year. These assets include certain loans and investment securities and federal funds sold. Rate-sensitive liabilities are those which allow for periodic interest rate changes within one year: they include maturing time certificates, savings deposits, money market and interest-bearing demand deposits. The difference between the aggregate amount of assets and liabilities that reprice or mature within various time frames is called the “gap.” Generally, if repricing assets exceed repricing liabilities in a time period, the Company would be deemed to be asset-sensitive — a “positive gap.” If repricing liabilities exceed repricing assets in a time period, the Company would be deemed to be liability-sensitive — a “negative gap.” A positive gap will generally produce a higher net interest margin in a rising rate environment and a lower net interest margin in a declining rate environment. Conversely, a negative gap will generally produce a lower net interest margin in a rising rate environment and a higher net interest margin in a declining rate environment. However, because interest rates for different asset and liability products offered by depository institutions respond in a different manner, both in terms of the responsiveness, as well as the extent of responsiveness to changes in interest rate environment, the gap is only a general indicator of interest sensitivity.

     Generally, the Company seeks to maintain a balanced position in which there is a narrow range of asset or liability sensitivity within a one-year period. This kind of balanced position, in principle, should ensure net interest margin stability in times of volatile interest rates. This balanced position is accomplished through maintaining a significant level of loans, investment securities and deposits available for repricing or maturity within one year.

     The following table sets forth the interest rate sensitivity of the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2001, using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.

	Maturing or Repricing

		After 3 but	After 1 but		Non-
	Within 3	within 12	within 5	After 5	interest-
	months	months	years	years	bearing	Total

	(dollars in thousands)
Assets
Federal funds sold	$15,001	$0	$0	$0	$0	$15,001
Investment securities	7,205	9,165	0	0	0	16,370
Loans(1)	102,267	56,528	95,094	8,370	0	262,259
Other-interest bearing assets	10	0	0	0	0	10

Total earning assets	124,483	65,693	95,094	8,370	0	293,640
Noninterest-bearing assets and allowances for loan losses	0	0	0	0	9,944	9,944

Total assets	$124,483	$65,693	$95,094	$8,370	$9,944	$303,584

Liabilities and shareholders’ equity
Interest bearing demand, money market and savings deposits	$78,407	$0	$0	$0	$0	$78,407
Time deposits of $100,000 or more	8,857	14,391	765	0	0	24,013
Time deposits under $100,000	54,651	73,537	3,503	0	0	131,691
Other interest-bearing liabilities	9,305	0	0	0	0	9,305

Total interest bearing liabilities	151,220	87,928	4,268	0	0	243,416
Other liabilities and shareholders’ equity	0	0	0	0	60,168	60,168

Total liabilities and shareholders’ equity	$151,220	$87,928	$4,268	$0	$60,168	$303,584

Incremental gap	$(26,737)	$(22,235)	$90,826	$8,370	$(50,224)
Cumulative gap	$(26,737)	$(48,972)	$41,854	$50,224
Cumulative gap/earning assets	-9.1%	(16.7)%	14.3%	17.1%
Cumulative gap/total assets	-8.8%	(16.1)%	13.8%	16.5%

(1)	At December 31, 2001, there were no nonaccrual loans. For purposes of this table, $58.2 million in floating rate loans accruing at a floor rate are treated as fixed rate loans using the contractual maturity date.

     The majority of the Company’s loan portfolio, excluding nonaccrual loans, continues to consist of floating or adjustable rate loans. The percentage of such loans decreased to 74.5% at December 31, 2001 from 95.6% at December 31, 2000. The reduction in floating rate loans during 2001 is due to an increase in floating rate loans accruing at a floor rate, which are treated as loans at a fixed rate totaling $58.2 million at December 31, 2001, compared to $1.9 million at December 31, 2000. Noninterest bearing demand deposits as a percentage of total deposits increased to 13.9% at December 31, 2001 from 12.1% at December 31, 2000. The Company’s policy is to maintain a ratio of rate sensitive assets less rate sensitive liabilities in a range between -10% and +10% of total assets for assets and liabilities repricing within three months, and after three months but within 12 months. At December 31, 2001, the amount of rate sensitive liabilities that reprice within one year exceeded rate sensitive assets by $49.0 million, or negative 16.7% of total assets. In other words, the Company was liability-sensitive with a negative cumulative one-year gap of $49.0 million at

December 31, 2001. The increase in the Company’s liability-sensitive position at December 31, 2001 as compared to December 31, 2000 is due to $58.2 million in floating rate loans being treated as fixed rate loans, thus extending the repricing opportunity of certain of the loans beyond the 12 month time horizon. In general, based upon the Company’s mix of deposits, loans and investments, increases in interest rates would be expected to result in a decrease in the Company’s net interest margin.

     The interest rate gaps reported in the table above arises when assets are funded with liabilities having different repricing intervals. Since these gaps are actively managed and change daily as adjustments are made for changes in interest rates and market outlook, positions at the end of any period may not be reflective of the Company’s interest rate sensitivity in subsequent periods. Active management dictates that longer-term economic views are balanced against prospects for short-term interest rate changes in all repricing intervals. For purposes of the analysis above, repricing of fixed-rate instruments is based upon the contractual maturity of the applicable instruments. Actual payment patterns may differ from contractual payment patterns. The change in net interest margin may not always follow the general expectations of an asset-sensitive or liability-sensitive balance sheet during periods of changing interest rates, because interest rates earned or paid may change by differing increments and at different time intervals for each type of interest-sensitive asset and liability. As a result of these factors, at any given time, the Company may be more sensitive or less sensitive to changes in interest rates than indicated in the above table.

Market Risk

     Market risk is the risk of loss to future earnings, to fair values or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rate and other market changes. Market risk is attributed to all market risk sensitive financial instruments, including investment securities, loans, deposits and borrowings.

     The Company does not engage in trading activities for its own account and does not participate in foreign currency transactions for its own account. Accordingly, the Company’s exposure to market risk is primarily a function of its asset and liability management activities. The principal market risk to the Company is the interest rate risk inherent in its lending, investing and deposit-taking activities. This is because interest earning assets and interest-bearing liabilities of the Company do not change at the same speed, to the same extent or on the same basis.

     The Company’s interest rate sensitivity analysis is discussed in the preceding section. The table in the previous section measures the Company’s interest rate sensitivity gap, in other words, the difference between earning assets and liabilities maturing or repricing within specified periods. However, gap analysis has significant limitations as a method for measuring interest rate risk since changes in interest rates do not affect all categories of assets and liabilities in the same way or at the same time. Further, it has limitations in helping the Company to manage the difference in behavior of lending and funding rates — so-called “basis risk.”

     To address the limitations inherent in gap analysis, the Company monitors its expected change in earnings based on changes in interest rates through a detailed model. This model’s estimate of interest rate sensitivity takes into account the differing time intervals and differing rate change increments of each type of interest-sensitive asset and liability. It then measures the projected impact of changes in market interest rates on the Company’s return on equity. Based upon the December 31, 2001 mix of interest-sensitive assets and liabilities, given an immediate and sustained increase in the federal funds rate (and other key rates indexes) of 200 basis points, this model estimates the Company’s cumulative return on equity over the next year would increase by about 35 basis points. Given an immediate and sustained increase in the federal funds rate (and other key rates indexes) of 300 basis points, this model estimates the Company’s cumulative return on equity over the next year would increase by about 63 basis points.

Liquidity and Capital Resources

     Liquidity. In order to maintain adequate liquidity, the Company must have sufficient resources available at all times to meet its cash flow requirements. The need for liquidity in a banking institution arises principally to provide for deposit withdrawals, the credit needs of its customers and to take advantage of investment opportunities as they arise. A financial institution may achieve desired liquidity from both assets and liabilities. The Company considers cash and deposits held in other banks, federal funds sold, other short term investments, maturing loans and investments, payments of principal and interest on loans and investments as sources of asset liquidity. Deposit growth and access to borrowing lines of credit and market sources of funds are considered by the Company as sources of liquidity.

     The Company reviews its liquidity position on a regular basis based upon its current position and expected trends as mentioned above. Liquid assets include cash and deposits in other banks and federal funds sold. The Company’s liquid assets totaled $23.8 million, or 7.8% of total assets at December 31, 2001, compared with $28.2 million, or 9.6% of total assets at December 31, 2000.

     Management believes that the Company maintains adequate amounts of liquid assets and has adequate borrowing lines of credit with the Federal Home Loan Bank and others to meet its liquidity needs. The Company’s liquidity might be insufficient if deposit withdrawals were to exceed anticipated levels. Deposit withdrawals can increase if an insured depository financial institution experiences financial difficulties or receives adverse publicity for other reasons, or if its pricing, products or services are not competitive with those offered by other institutions.

     The Company’s primary sources of liquidity include liquid assets, short term investments and a stable deposit base. To supplement these, the Bank maintains a borrowing line of credit with the Federal Home Loan Bank of San Francisco in the amount of $21.0 million as of December 31, 2001. This line is secured by previously approved residential and commercial real estate mortgage loans totaling $35.4 million as of December 31, 2001. There was no utilization of this borrowing line during 2001.

     The Bank has approval to borrow under the Discount Window Program of the Federal Reserve Bank of San Francisco collateralized by investment securities. There was no utilization of this borrowing line during 2001.

     At December 31, 2001, the Bank has available repurchase agreement lines of credit with two broker-dealers. These lines are subject to normal terms for such arrangements. There was no utilization of these lines during 2001. At December 31, 2001, investment securities with a market value of approximately $4.0 million were available for the repurchase lines of credit.

     Capital. Capital serves as a source of funds and helps protect creditors and uninsured depositors against potential losses. The primary source of capital for the Company has been internally generated capital through retained earnings. The Company’s shareholders’ equity decreased $2.1 million, or 9.2%, to $20.6 million at December 31, 2001 from $22.7 million at December 31, 2000. The decrease resulted from net income of $2.9 million, proceeds and tax benefit from the exercise of stock options of $195,000, offset by dividends of $2.1 million and the repurchase of 70,000 shares of common stock in October 2001 totaling $3.2 million.

     Federal regulations establish guidelines for calculating risk-adjusted capital ratios. These guidelines establish a systematic approach of assigning risk weights to Company and Bank assets and off-balance sheet items making the regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Under these regulations, banks are required to maintain a total risk-based capital ratio of 8.0%; that is, “Tier 1” plus “Tier 2” capital must equal at least 8.0% of risk-weighted assets plus off-balance sheet items, and Tier 1 capital (primarily stockholders’ equity) must constitute at least 50% of qualifying capital. Tier 1 capital consists primarily of stockholders’ equity excluding goodwill, and Tier 2 capital includes subordinated debt and, subject to a limit of 1.25% of risk-weighted assets, the allowance for loan losses.

     At December 31, 2001, the Company had a Tier 1 risk-based capital ratio of 10.02% and a total risk-based capital ratio of 12.24%. In addition, regulators have adopted a minimum leverage capital ratio standard. This standard is designed to ensure that all financial institutions, irrespective of their risk profile, maintain minimum levels of core capital, which by definition excludes the allowance for loan losses. These minimum standards for top-rated institutions may be as low as 3.0%; however, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3.0% minimum. At December 31, 2001, the Company’s leverage capital ratio equaled 8.94%.

     Banks with Tier 1 risk-based capital of 6.0%, total-risk-based capital of at least 10.0% and a leverage capital ratio of at least 5.0% are considered “well capitalized” by federal banking agencies.

     The Company’s policy is not to declare any dividends that would cause its leverage capital ratio to be below 7.0% or its total risk-based capital ratio to be below 10.0%.

     The following table summarizes the minimum capital ratios required by current FDIC regulations, the ratios at which a bank is considered well-capitalized by the FDIC, and the capital ratios of the Company at December 31, 2001, 2000 and 1999.

	Regulatory capital requirements		Actual at December 31,

	Minimum	Well-capitalized	2001	2000	1999

Tier-1 risk-based capital	4.0%	6.0%	10.02%	N/A	N/A
Total risk-based capital	8.0%	10.0%	12.24%	N/A	N/A
Leverage capital ratio(1)	4.0%	5.0%	8.94%	N/A	N/A

(1)	Tier 1 capital to total quarterly average assets.

     The following table summarizes the minimum capital ratios required by current FDIC regulations, the ratios at which a bank is considered well-capitalized by the FDIC, and the capital ratios of the Bank at December 31, 2001, 2000 and 1999.

	Regulatory capital requirements		Actual at December 31,

	Minimum	Well-capitalized	2001	2000	1999

Tier-1 risk-based capital	4.0%	6.0%	8.77%	9.13%	9.57%
Total risk-based capital	8.0%	10.0%	10.99%	10.12%	10.64%
Leverage capital ratio(1)	4.0%	5.0%	7.80%	7.97%	8.21%

(2)	Tier 1 capital to total quarterly average assets.

     Failure to meet minimum capital requirements can trigger mandatory actions by the regulators that, if under-taken, could have a material effect on the Company’s financial statements and operations.

Impact of Inflation

     The financial statements and related financial data presented have been prepared in accordance with auditing standards generally accepted in the United States, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates are likely to have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. During periods of inflation, interest rates do not necessarily move in the same direction or with the same magnitude as the price of goods and services. The Company seeks to manage its interest sensitivity gap to minimize the potential adverse effect of inflation and other market forces on its net interest income and capital.

     Financial institutions are also affected by inflation’s impact on noninterest expenses, such as salaries and occupancy expenses. During 1999, 2000 and 2001, inflation remained relatively stable, and the Company’s level of noninterest expense was relatively unaffected by inflation.

Impact of Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Instead of amortization, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Intangible assets acquired must be separated from goodwill and amortized over their useful life. Hemet Bancorp does not presently have any goodwill recorded; thus Management does not believe that the effects of the new standards will have a material impact on the financial statements.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (with earlier application being encouraged). Management does not expect the adoption of SFAS 143 to have a material impact on the Company’s financial condition and results of operations

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement is effective as of January 1, 2002 and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes and amends various pronouncements including FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This Statement describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. This Statement also establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Management does not believe that the effects of the new standards will have a material impact on the financial statements.

In December 2001, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) No. 01-6, “Accounting by Certain Entities (including Entities with Trade Receivables) that Lend to or Finance the Activities of Others.” It addresses financial accounting and reporting for any entity that lends to or finances the activities of others. SOP No. 01-6 is effective for fiscal years beginning after December 15, 2001. Management believes that the adoption of SOP No. 01-6 will not have a material impact on the financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Following are the audited consolidated balance sheets of the Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years ending December 31, 2001, 2000 and 1999.

CONTENTS

Page

Report of Independent Public Accountants	36
Financial Statements
Consolidated Balance Sheets
December 31, 2001 and 2000	37
Consolidated Statements of Operations
For the years ended December 31, 2001, 2000 and 1999	38
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2001, 2000 and 1999	39
Consolidated Statements of Cash Flows
For the years ended December 31, 2001, 2000 and 1999	40
Notes To Consolidated Financial Statements	41-54

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of Hemet Bancorp:

We have audited the accompanying consolidated balance sheets of HEMET BANCORP (a California corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Hemet Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemet Bancorp and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ Andersen, LLP

Orange County, California
January 31, 2002

HEMET BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
ASSETS

	2001	2000

CASH AND DUE FROM BANKS	$8,792,000	$6,683,000
FEDERAL FUNDS SOLD	15,001,000	21,503,000

Total Cash and Cash Equivalents	23,793,000	28,186,000
INVESTMENT SECURITIES HELD TO MATURITY
Market values of $16,417,000 at December 31, 2001 and $18,388,000 at December 31, 2000, respectively	16,370,000	18,342,000
LOANS	261,519,000	242,769,000
ALLOWANCE FOR LOAN LOSSES	(2,950,000)	(2,466,000)

Loans, net	258,569,000	240,303,000
PREMISES AND EQUIPMENT, net	1,215,000	1,537,000
ACCRUED INTEREST RECEIVABLE	1,110,000	1,504,000
OTHER REAL ESTATE OWNED	2,000	2,000
OTHER ASSETS	2,525,000	2,360,000

	$303,584,000	$292,234,000

	LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS
Noninterest bearing demand deposits	$37,811,000	$32,277,000
Savings and interest-bearing demand deposits	71,078,000	67,653,000
Money market deposits	7,329,000	3,892,000
Time deposits of $100,000 or more	24,013,000	22,211,000
Time deposits less than $100,000	131,691,000	141,811,000

Total Deposits	271,922,000	267,844,000
BORROWED FUNDS	3,000,000	—
ACCRUED INTEREST PAYABLE AND OTHER LIABILITIES	1,731,000	1,666,000

Total Liabilities	276,653,000	269,510,000

COMMITMENTS AND CONTINGENCIES (Note 7)
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY DEBENTURES	6,305,000	—
STOCKHOLDERS’ EQUITY
Common stock, no par value — Authorized — 20,000,000 shares
Issued and outstanding — 805,120 at December 31, 2001 and 866,820 at December 31, 2000	1,045,000	4,014,000
Retained earnings	19,581,000	18,710,000

Total Stockholders’ Equity	20,626,000	22,724,000

	$303,584,000	$292,234,000

The accompanying notes are an integral part of these consolidated balance sheets.

HEMET BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

INTEREST INCOME
Loans, including fees	$20,272,000	$20,206,000	$17,399,000
Investment securities	885,000	1,346,000	1,340,000
Federal funds sold	690,000	907,000	642,000

Total Interest Income	21,847,000	22,459,000	19,381,000

INTEREST EXPENSE
Transaction and savings deposits	1,756,000	2,222,000	2,225,000
Time deposits of $100,000 or more	1,229,000	1,031,000	567,000
Time deposits less than $100,000	7,740,000	7,657,000	5,946,000
Other borrowings	35,000	57,000	2,000

Total Interest Expense	10,760,000	10,967,000	8,740,000

Net Interest Income	11,087,000	11,492,000	10,641,000
PROVISION FOR LOAN LOSSES	—	—	—

Net Interest Income after Provision for Loan
Losses	11,087,000	11,492,000	10,641,000

NONINTEREST INCOME
Fees and service charges on deposits	470,000	436,000	476,000
Other charges and fees	95,000	94,000	122,000
Other income	935,000	1,179,000	1,227,000

Total Noninterest Income	1,500,000	1,709,000	1,825,000

NONINTEREST EXPENSE
Salaries and employee benefits	4,277,000	4,590,000	4,471,000
Premises and equipment	1,058,000	1,110,000	1,064,000
Other real estate owned, net	—	(19,000)	(146,000)
Other expenses	2,236,000	2,220,000	2,421,000

Total Noninterest Expense	7,571,000	7,901,000	7,810,000

Income before Minority Interest in Income of Subsidiary
and Provision for Income Taxes	5,016,000	5,300,000	4,656,000
MINORITY INTEREST IN INCOME OF SUBSIDIARY	(14,000)	—	—

Income before Provision for Income Taxes	5,002,000	5,300,000	4,656,000
PROVISION FOR INCOME TAXES	2,080,000	2,199,000	1,948,000

Net Income	$2,922,000	$3,101,000	$2,708,000

EARNINGS PER SHARE
Basic Earnings Per Share	$3.41	$3.58	$3.19
Diluted Earnings Per Share	$3.37	$3.56	$3.15

The accompanying notes are an integral part of these consolidated financial statements.

HEMET BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	COMMON STOCK
			RETAINED
	SHARES	AMOUNT	EARNINGS

BALANCE, December 31, 1998	844,252	$3,666,000	$17,358,000
Stock options exercised	21,000	252,000	—
Common stock cash dividend at $2.80 per share	—	—	(2,378,000)
Net income	—	—	2,708,000

BALANCE, December 31, 1999	865,252	3,918,000	17,688,000
Stock options exercised	1,568	22,000	—
Tax benefit on stock options	—	74,000	—
Common stock cash dividend at $2.40 per share	—	—	(2,079,000)
Net income	—	—	3,101,000

BALANCE, December 31, 2000	866,820	4,014,000	18,710,000
Repurchase shares	(70,000)	(3,164,000)	—
Stock options exercised	8,300	179,000	—
Tax benefit on stock options	—	16,000	—
Common stock cash dividend at $2.40 per share	—	—	(2,051,000)
Net income	—	—	2,922,000

BALANCE, December 31, 2001	805,120	$1,045,000	$19,581,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMET BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,922,000	$3,101,000	$2,708,000
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and amortization	287,000	348,000	331,000
Loss (gain) on disposal of premises and equipment	(6,000)	8,000	8,000
Deferred income tax	(29,000)	(20,000)	(13,000)
Gain on sale of other real estate owned	—	(26,000)	(158,000)
Tax benefit on stock options exercised	16,000	74,000	—
Net (Accretion) of discount/Amortization of Premium on investments	17,000	(67,000)	(2,000)
Unearned interest on investment securities	(483,000)	(48,000)	(52,000)
Gain on called held to maturity investment securities	(42,000)	—	—
Change in Operating Assets and Liabilities:
Decrease (increase) in accrued interest receivable	394,000	26,000	(389,000)
Decrease (increase) in other assets	(136,000)	93,000	251,000
Increase (decrease) in accrued interest payable and other liabilities	65,000	(326,000)	525,000

Net Cash Provided by Operating Activities	3,005,000	3,163,000	3,209,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities	29,217,000	28,697,000	35,183,000
Purchases of investment securities	(26,737,000)	(21,952,000)	(35,220,000)
Net increase in loans	(18,266,000)	(21,811,000)	(13,858,000)
Purchases of premises and equipment	(127,000)	(108,000)	(598,000)
Proceeds from sales of other real estate owned	—	162,000	1,033,000
Proceeds from sale of premises and equipment	168,000	14,000	—

Net Cash Used in Investing Activities	(15,745,000)	(14,998,000)	(13,460,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, savings, and money market deposits	12,396,000	(1,350,000)	(192,000)
Net increase (decrease) in time deposits	(8,318,000)	22,523,000	16,478,000
Proceeds from the exercise of stock options	179,000	22,000	252,000
Increase in long term debt	3,000,000	—	—
Issuance of Trust Preferred Stock	6,500,000	—	—
Issuance Cost of Trust Preferred Stock	(195,000))	—	—
Cash paid for Tender Offer, including expenses	(3,164,000)	—	—
Cash dividends paid	(2,051,000)	(2,079,000)	(2,378,000)

Net Cash Provided by Financing Activities	8,347,000	19,116,000	14,160,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,393,000)	7,281,000	3,909,000

CASH AND CASH EQUIVALENTS, Beginning of Year	28,186,000	20,905,000	16,996,000

CASH AND CASH EQUIVALENTS, End of Year	$23,793,000	$28,186,000	$20,905,000

Supplemental information
Interest paid	$10,914,000	$10,838,000	$8,696,000
Income taxes paid	$2,040,000	$2,410,000	$1,753,000
Transfer from Loans to Other Real Estate Owned	$—	$84,000	$852,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMET BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Principles of Consolidation and Nature of Operations

The accounting and reporting policies of Hemet Bancorp and subsidiaries (the Company) conform to generally accepted accounting principles and to general practice within the banking industry. The consolidated financial statements include the Bancorp and its wholly owned subsidiaries, The Bank of Hemet, including its wholly owned subsidiary BankLink Corporation (the Bank), and Hemet Statutory Trust I (the Trust). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Hemet Bancorp, a Bank holding company, was incorporated on January 31, 2001 in the State of California for the purpose of acquiring and holding all of the outstanding stock of the Bank. Hemet Bancorp acquired all of the outstanding stock of the Bank on November 21, 2001. Hemet Statutory Trust I, was established on November 8, 2001 in the State of Connecticut for the purpose of issuing Guaranteed Preferred Beneficial Interests in Company Debentures (the Trust Preferred Securities). The Bank was incorporated in California in 1974 and operates five branches in communities located in the Inland Empire area of Southern California. The Bank’s primary source of revenue is providing commercial and industrial income-producing real estate loans to small and middle-market businesses and individuals. The Bank offers a full range of commercial banking services. BankLink is a provider of data processing services for banks.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In April 2001, BankLink entered into a contract with Financial Data Solutions, Inc. (FDSI) to assign the item processing contracts of four client banks to FDSI. The contract provides for BankLink to receive a small percentage of the item processing fees billed for the assigned contracts over the various lives of the four client contracts. The contract also provides for BankLink to lease certain item processing equipment to FDSI. The conversion of item processing services from BankLink to FDSI was completed in June 2001. BankLink continues to perform data processing services for client banks.

On September 8, 1999, the Bank announced that its Board of Directors approved the termination of the Acquisition Agreement with Pacific Community Banking Group (“PCBG”). The Acquisition Agreement provided for the acquisition of the Bank by PCBG and the payment of the merger consideration to the Bank’s shareholders upon consummation of the acquisition. The merger consideration that was to be paid would have been funded in part with proceeds from an initial public offering of PCBG expected to have been underwritten by an underwriting group. A major condition of the Acquisition Agreement was that PCBG shall have entered into a firm commitment underwriting agreement for an initial public offering by PCBG. PCBG was not able to satisfy that condition by the time provided in the Acquisition Agreement after which either party could unilaterally terminate the Acquisition Agreement. The Bank’s write-off of $216,000 in PCBG merger-related professional fees and other expenses was recorded in noninterest expense for the year ended December 31, 1999.

B. Investment Securities Held to Maturity

Securities are classified as held to maturity and are carried at cost, decreased by the amortization of premiums and increased by the accretion of discounts, as applicable. The Bank has the positive intent and ability to hold its investment securities to maturity, and does not anticipate selling any portion of the investment securities portfolio for liquidity or other purposes.

C. Loans

Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and deferred net loan origination fees. Interest on loans is recognized over the terms of the loans and is calculated on principal amounts outstanding. Loan origination fees, offset by certain direct loan origination costs, are deferred and amortized as an adjustment of the loan yield using the effective interest method. As unearned revenue, the net unrecognized fees and costs are reported as reductions of the loan balance.

Accrual of interest on loans is discontinued when management believes, after considering economic and business conditions, and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. Income is subsequently recognized only to the extent cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is no longer doubtful, in which case the credit is returned to accrual status.

The Bank considers a loan to be impaired when, based upon current information and events, it believes that it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank measures impairment on a loan by loan basis using either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. The Bank excludes smaller balance homogeneous loans such as consumer installment loans and lines of credit from its impairment calculations. In determining whether a loan is impaired or not, the Bank applies its normal loan review procedures. Loans for which an insignificant delay, i.e., less than 90 days past due, or an insignificant shortfall in the amount of payments is anticipated, but the Bank expects to collect all amounts due, are not considered for impairment.

D. Allowance for Loan Losses

The allowance for loan losses is maintained at a level considered adequate to provide for losses that are inherent in the portfolio. Management makes periodic credit reviews of the loan portfolio and considers current economic conditions, historical loan loss experience, assessments of problem credits and other factors in determining the adequacy of the allowance. The allowance is based on estimates and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs.

E. Premises and Equipment

The Company’s buildings, furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization, which is charged to expense on a straight-line basis over the estimated useful lives of the assets or, in the case of leasehold improvements, over the life of the leases, whichever is shorter. Maintenance and repairs are charged directly to expense as incurred. Improvements to premises and equipment which extend the useful lives of the assets are capitalized. Gains and losses resulting from the disposal of premises and equipment are included in current operations. Rates of depreciation are based on the following depreciable lives: buildings, 30 years; furniture, five to seven years; equipment, three to five years; and leasehold improvements, the shorter of fifteen years or the lease term.

F. Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are sold for one-day periods.

G. Other Real Estate Owned

Other real estate owned represents real estate acquired by foreclosure or deed in lieu of foreclosure in satisfaction of commercial and residential real estate loans and is carried at the lower of the recorded investment in the property or its fair value, less estimated carrying costs and costs of disposition. At the time of foreclosure, the value of the underlying loan is initially recorded at fair value at the date of foreclosure, establishing a new cost basis by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged to noninterest expense. Operating expenses of such properties, net of related income and gains or losses on their disposition, are recorded in noninterest expense.

H. Income Taxes

The Company applies an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws. Additionally, deferred tax assets are evaluated and a valuation allowance is established if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized.

I. Earnings per Share

In October 2001, the Bank concluded a Tender Offer which resulted in the repurchase of 70,000 shares of common stock at the offering price of $44.00 per share. The repurchase of common shares resulted in a decrease to common stock of $3,164,000, inclusive of offering costs totaling $84,000.

Basic earnings per share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Bank. The following is a reconciliation of the numerators and denominators used in the calculation of basic EPS and diluted EPS for the years ended December 31, 2001, 2000 and 1999.

	Earnings	Shares	EPS

For the Year Ended 2001
Basic Earnings Per Share	$2,922,000	856,649	$3.41
Effect of Dilutive Stock Options	—	11,521	(0.04)

Diluted Earnings Per Share	$2,922,000	868,170	$3.37

For the Year Ended 2000
Basic Earnings Per Share	$3,101,000	866,176	$3.58
Effect of Dilutive Stock Options	—	5,717	(0.02)

Diluted Earnings Per Share	$3,101,000	871,893	$3.56

For the Year Ended 1999
Basic Earnings Per Share	$2,708,000	848,627	$3.19
Effect of Dilutive Stock Options	—	11,777	(0.04)

Diluted Earnings Per Share	$2,708,000	860,404	$3.15

J. Postretirement Benefits and Stock Options

The Bank has a salary continuation plan for certain key management personnel. The plan provides for payments for fifteen years commencing upon reaching age 65, or death. The Bank measures the obligations to provide these future postretirement benefits over the estimated remaining years of benefit. Salary continuation expense was $45,000, $42,000 and $39,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Bank is committed to pay $1,875,000 over the pay out periods of the plan. As of December 31, 2001, no salary continuation plan payments have been made to key management personnel.

The Bank does not record any compensation cost in connection with the stock options issued to various officers of the Bank. The Bank elected to disclose the pro forma impact of compensation costs on net income and diluted EPS. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. (See Note 9).

The Bank established a 401(k) plan effective August 1, 1997. Employees who have completed one year of service and meet certain other requirements are eligible for enrollment. Employees may contribute a percentage of their salary pursuant to IRS regulatory maximums, and under the plan, the Bank matches 60% of the first 6% of salary contributed using forfeitures and cash. Participants vest immediately in their own contributions. Vesting in the Bank’s contributions occurs immediately for employees with five years of credited service. Vesting is prorated for employees with less than five years of credited service at the rate of 20% per year. The Bank’s expense for contributions to this plan was $73,000, $62,000 and $46,000 during 2001, 2000 and 1999, respectively.

K. New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Instead of amortization, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Intangible assets acquired must be separated from goodwill and amortized over their useful life. Hemet Bancorp does not presently have any goodwill recorded; thus Management does not believe that the effects of the new standards will have a material impact on the financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (with earlier application being encouraged). Management does not expect the adoption of SFAS 143 to have a material impact on the Company’s financial condition and results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement is effective as of January 1, 2002 and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes and amends various pronouncements including FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This Statement describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows. This Statement also establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Management does not believe that the effects of the new standards will have a material impact on the financial statements.

In December 2001, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) No. 01-6, “Accounting by Certain Entities (including Entities with Trade Receivables) that Lend to or Finance the Activities of Others.” It addresses financial accounting and reporting for any entity that lends to or finances the activities of others. SOP No. 01-6 is effective for fiscal years beginning after December 15, 2001. Management believes that the adoption of SOP No. 01-6 will not have a material impact on the financial statements.

2. INVESTMENT SECURITIES HELD TO MATURITY

The amortized cost and fair value of investment securities held to maturity are as follows at December 31, 2001 and 2000:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2001	Cost	Gains	Losses	Fair Value

U.S. government treasuries	$10,154,000	$9,000	$(1,000)	$10,162,000
U.S. government agencies	6,216,000	39,000	0	6,255,000

	$16,370,000	$48,000	$(1,000)	$16,417,000

December 31, 2000

U.S. government agencies	$18,342,000	$48,000	$(2,000)	$18,388,000

Investment securities with a book value of $12,183,000 and $14,034,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law. The estimated fair values of pledged securities were $12,226,000 and $14,078,000 at December 31, 2001 and 2000, respectively.

U.S. government agency securities of $223,000 at December 31, 2001 represent preferred stock of the Federal Home Loan Bank (FHLB), which has no maturity date. The remaining balance of investment securities held to maturity at December 31, 2002 was all due in one year or less.

3. LOANS, NET

The Bank’s loans, commitments, and standby letters of credit have been granted to customers primarily in the Inland Empire and Orange County areas of Southern California. Prevailing economic conditions, including real estate values and other factors may affect certain borrowers’ ability to repay loans. Although management believes the level of allowance for loan losses is adequate to absorb losses inherent in the loan portfolio, declines in the local economy and/or increases in the interest rate charged on adjustable rate loans may result in increasing loan and other real estate owned losses that cannot be reasonably estimated at December 31, 2001. The most significant category of collateral is real estate, principally commercial and industrial income-producing properties. At December 31, 2001, the Bank’s loan portfolio included approximately $7,576,000 of fixed rate loans. The loan portfolio consisted of the following at December 31, 2001 and 2000:

	2001	2000

Commercial	$6,781,000	$7,481,000
Real Estate	253,146,000	235,049,000
Installment	2,055,000	580,000
Other	277,000	233,000

	262,259,000	243,343,000
Deferred loan origination fees, net	(740,000)	(574,000)

	261,519,000	242,769,000
Allowance for loan losses	(2,950,000)	(2,466,000)

Total Loans, net	$258,569,000	$240,303,000

Non-accrual loans totaled approximately $0 and $48,000 at December 31, 2001 and 2000, respectively. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $0 for the years ended December 31, 2001 and 2000, respectively and $29,000 for the year ended December 31, 1999. At December 31, 2001 and 2000, respectively, the Bank had an insignificant amount of loans past due 90 days or more in interest or principal and still accruing interest.

At December 31, 2001 and 2000, loans that were considered impaired totaled $1,883,000 and $1,953,000, respectively, all of which had a related allowance for loan loss aggregating $22,000 and $67,000, respectively. Impaired loans of $48,000 were on a non-accrual basis at December 31, 2000. Substantially all of the impaired loans were collateral dependent and were measured using the fair value of the collateral. For the years ended December 31, 2001, 2000 and 1999, the Bank recognized interest income on these impaired loans of $133,000, $134,000 and $170,000, respectively. The average outstanding principal balance of impaired loans was $1,918,000, $2,290,000 and $2,969,000 during 2001, 2000 and 1999, respectively.

Prior to the implementation of SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Bank originated first and second mortgages for resale on the secondary market to Federal Home Loan Mortgage Corporation (FHLMC), and Federal National Mortgage Association (FNMA). Gains or losses on the sales of these loans were recognized at the time of sale. The Bank retained servicing rights to these loans. Servicing arrangements provide for the Bank to maintain all records related to the servicing agreement, to assume responsibility for billing mortgagors, to collect periodic mortgage payments, and to perform various other activities necessary to the mortgage servicing function. The Bank receives as compensation a servicing fee based on the principal balance of the outstanding loans. Servicing fee income amounted to approximately $33,000, $41,000 and $49,000 during 2001, 2000 and 1999, respectively. The total unpaid principal balance of the mortgage servicing portfolio amounted to approximately $9,218,000 and $12,774,000 at December 31, 2001 and 2000, respectively.

The activity in the allowance for loan losses is summarized as follows:

	2001	2000	1999

Balance at Beginning of Year	$2,466,000	$2,416,000	$2,232,000
Recoveries on loans previously charged off	488,000	66,000	222,000
Loans charged off	(4,000)	(16,000)	(38,000)

Balance at End of Year	$2,950,000	$2,466,000	$2,416,000

As part of its normal banking activities, the Bank has extended credit to certain directors and officers and the companies with which they are associated (related parties). All related party loans were current as to principal and interest as of December 31, 2001 and 2000. In management’s opinion, these loans were made in the ordinary course of business at prevailing market rates and terms. Total commitments for such loans amounted to $1,124,000 and $3,160,000 at December 31, 2001 and 2000, of which $749,000 and $357,000 were undisbursed, respectively. During 2001, there were no new loan commitments or advances on existing commitments to related parties, and repayments on existing commitments to related parties were $135,000. During 2001, loan commitments totaling $1,673,000 to two former directors who are considered principal shareholders, however, are no longer considered related parties for these purposes were treated as expired commitments, and loan commitments totaling $228,000 to an existing director in the form of a personal guarantee was released.

4. PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows as of December 31:

	2001	2000

Land	$211,000	$211,000
Buildings	1,073,000	1,005,000
Furniture and equipment	1,439,000	1,767,000
Leasehold improvements	325,000	371,000

	3,048,000	3,354,000
Less: accumulated depreciation and amortization	(1,833,000)	(1,817,000)

Total	$1,215,000	$1,537,000

The amount of depreciation and amortization included in operating expense was $287,000, $348,000, and $331,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

The Company occupies its office premises under separate long-term, noncancelable leases which expire in various years through 2004. All leases are accounted for as operating leases. At December 31, 2001, future minimum lease commitments under all noncancellable leases are as follows:

Lease
Commitments

2002	$287,000
2003	171,000
2004	79,000
2005	75,000
2006	68,000

Total	$680,000

5. INCOME TAXES

The current and deferred amounts of the provisions for income taxes for the years ended December 31, 2001, 2000 and 1999 consisted of the following:

	Years Ended December 31,

	2001	2000	1999

Current:
Federal	$1,553,000	$1,649,000	$1,461,000
State	556,000	570,000	500,000

Total	2,109,000	2,219,000	1,961,000

Deferred:
Federal	(23,000)	(17,000)	(28,000)
State	(6,000)	(3,000)	15,000

Total	(29,000)	(20,000)	(13,000)

	$2,080,000	$2,199,000	$1,948,000

Deferred taxes arise from temporary differences between income reported for financial reporting purposes and that reported for federal and state income tax purposes. The tax effects of the principal temporary differences resulting in deferred taxes were:

	Years Ended December 31,

	2001	2000	1999

Expenses reported on a different basis for tax purposes	$3,000	$15,000	$20,000
Depreciation computed differently on tax returns than for financial statements	(13,000)	(18,000)	(17,000)
Deferred compensation	(19,000)	(17,000)	(16,000)

	($29,000)	($20,000)	($13,000)

Total tax expense differed from the amount computed using the federal statutory rate as follows:

	2001		2000		1999

		Percent		Percent		Percent
		of Pretax		of Pretax		of Pretax
	Amount	Income	Amount	Income	Amount	Income

Tax expense at federal statutory rate	$1,701,000	34.0%	$1,802,000	34.0%	$1,583,000	34.0%
State income tax, net of federal tax benefit	355,000	7.1	374,000	7.1	340,000	7.3
Other	24,000	0.5	23,000	0.4	25,000	0.5

Total	$2,080,000	41.6%	$2,199,000	41.5%	$1,948,000	41.8%

At December 31, 2001 and 2000, the components of the net deferred tax asset, which is included in other assets, on the accompanying consolidated balance sheets were as follows:

	2001	2000

Allowance for loan losses	$590,000	$590,000
Deferred compensation	297,000	278,000
State income tax	190,000	194,000
Depreciation	101,000	88,000
Other	(210,000)	(211,000)

Total	$968,000	$939,000

6. BORROWED FUNDS

At December 31, 2001, the Bank had a long term borrowing in the amount of $3,000,000 scheduled to mature on September 1, 2008. The borrowing is tied to the Wall Street Journal Prime rate and bears a floating rate of interest of 4.75%. During 2001, the interest rate on the borrowing ranged from 6.00% to 4.75%.

7. COMMITMENTS AND CONTINGENCIES

In order to meet the financing needs of its customers in the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The Bank does not enter into any interest rate swaps or caps, or forward or future contracts.

The nature of the off-balance sheet risk inherent in these instruments is the possibility of accounting losses resulting from (1) the failure of another party to perform according to the terms of a contract that would cause a draw on a standby letter of credit, or (2) changes in market rates of interest for those few commitments and undisbursed loans which have fixed rates of interest. To minimize this risk, the Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The decision as to whether collateral should be required is based on the circumstances of each specific commitment or conditional obligation.

To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 2001, the Bank had commitments to extend credit of approximately $11,159,000 and obligations under standby letters of credit of approximately $703,000. Management does not believe there will be any material losses as a result of these letters of credit and loan commitments.

At December 31, 2001, the Bank has available a borrowing line of credit with the FHLB in the amount of $21,045,000 using previously approved residential and commercial real estate mortgage loans totaling $35,449,000 to secure the line of credit. There was no utilization of this borrowing line during 2001.

The Bank has approval to borrow under the Discount Window Program of the Federal Reserve Bank of San Francisco collateralized by investment securities. There was no utilization of this borrowing line during 2001.

The Bank has available repurchase lines of credit with two broker/dealers at December 31, 2001. These lines are subject to normal terms for such arrangements. There was no utilization of these lines during 2001. At December 31, 2001, investment securities with a market value of approximately $3,967,000 were available for these repurchase lines of credit.

The Bank is required to maintain reserve balances with the Federal Reserve Bank. The amounts of these reserve balances at December 31, 2001 and 2000 were $1,311,000 and $696,000, respectively.

On May 2, 2000, the Bank announced that it settled a class action lawsuit filed by former Inland Savings and Loan shareholders on terms which were not material to the Bank’s business, results of operation, or financial condition. In connection with the 1992 acquisition of Inland, the Bank had issued Preferred stock to shareholders of Inland. The Preferred stock was automatically converted to the Bank’s common stock in 1995. In 1997 the named plaintiffs sued the Bank and certain of its directors regarding the manner in which the Bank implemented the conversion, as governed by certain provisions of the merger agreement. The settlement was approved by the Superior Court of Riverside County, California on June 16, 2000. Distribution of settlement proceeds was made by a court appointed fund administrator to class members on August 25, 2000.

In addition, the Bank is a defendant in various legal proceedings resulting from normal banking business. In the opinion of management and the Bank’s legal counsel, the disposition of such litigation will not have a material effect on the Bank’s consolidated financial condition or results of operations.

8. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY DEBENTURES

Effective December 18, 2001, the Trust completed a private issuance of $6,500,000 in Trust Preferred Securities which are reflected on the accompanying Consolidated Balance Sheets as Guaranteed Preferred Beneficial Interests in Company Debentures. The Trust Preferred Securities bear a floating rate of interest of 3.60% over the three month LIBOR, payable quarterly, with the initial rate set at 5.6%. Following the issuance of the Trust Preferred Securities, the Trust used the proceeds from the Trust Preferred Securities offering to purchase $6,500,000 of Junior Subordinated Debt Securities (the Debt Securities) of the Company. The Debt Securities bear the same terms and interest rates as the related Trust Preferred Securities. The Debt Securities are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company has fully and unconditionally guaranteed all of the obligations of the Trust including the Trust Preferred Securities. The Trust Preferred Securities mature on December 18, 2031 and can be redeemed commencing on December 18, 2006 without a prepayment penalty. Redemption of the Trust Preferred Securities prior to December 18, 2006 would result in a prepayment penalty of 107.5% of the principal amount being redeemed plus any accrued and unpaid interest. Under applicable regulatory guidelines, the Trust Preferred Securities will qualify as Tier 1 Capital. Distributions on the Trust Preferred Securities are recorded on the income statement in Minority Interest in Income of Subsidiary. The costs associated with the Trust Preferred Securities issuance of $6,500,000 have been netted from the proceeds and are being accreted to interest using a method which approximates the effective interest method over the life of the Trust Preferred Securities. On December 27, 2001, Hemet Bancorp invested $3,000,000 of the net proceeds in the Bank to increase the Bank’s capital levels.

9. STOCK OPTION PLAN

The Bank grants incentive and nonqualified stock options to certain full-time salaried officers and management level employees. In June 1994, the Bank established a stock option plan which authorized the issuance of 75,000 shares, of which 31,000 shares were granted in 1994, 21,000 shares were granted in 1997, 5,000 shares were granted in 1999, 22,000 shares were granted in 2000, and 5,000 were granted in 2001 to various officers of the Bank. At December 31, 2001, 13,700 shares of common stock were reserved for grant under the plan which includes 4,000 shares forfeited during 1996, 17,200 shares forfeited during 2000, and 1,500 shares forfeited during 2001. The stock options are exercisable at a price equal to market value on the date of grant. Options expire not more than ten years after the date of grant. Options vest and are exercisable on a straight line basis over a five year period.

Transactions in plan for the three years ended December 31, 2001 are as follows:

		Weighted
	Options	Average Exercise
	Outstanding	Price Per Share

Balance, December 31, 1998	46,968	$16.69
Options exercised	(21,000)	$12.00
Options granted	5,000	$35.00

Balance, December 31, 1999	30,968	$20.82
Options exercised	(1,568)	$14.01
Options granted	22,000	$31.30
Options forfeited	(17,200)	$26.13

Balance, December 31, 2000	34,200	$27.42
Options exercised	(8,300)	$21.58
Options granted	5,000	$34.75
Options forfeited	(1,500)	$31.54

Balance, December 31, 2001	29,400	$30.10

Exercisable at December 31, 2001	6,300	$24.97

The Bank does not record any compensation cost in connection with the stock options issued to various officers of the Bank. The Bank’s pro forma net income and diluted earnings per share assuming the Bank recorded compensation cost in 2001, 2000 and 1999 for the applicable options granted subsequent to January 1, 1996 would not have a material effect on the Bank’s consolidated results of operations or diluted EPS. The disclosure of the pro forma impact of compensation costs is not applicable for options granted prior to January 1, 1996.

The pro forma impact of compensation costs on net income and diluted earnings per share as presented above may not be representative of the impact which could be realized in future years.

10. OTHER EXPENSES

The following is a breakdown of other expenses for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999

Data processing and other outside services	$490,000	$366,000	$318,000
Deposit insurance assessments	80,000	77,000	85,000
Professional fees	410,000	369,000	654,000
Office supplies, postage and telephone	541,000	519,000	480,000
Other	715,000	889,000	884,000

Total	$2,236,000	$2,220,000	$2,421,000

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates of financial instruments for both assets and liabilities are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no active market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, prepayment assumptions, future expected loss experience and other such factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The Bank intends to hold the majority of its assets and liabilities to their stated maturities. Thus, management does not believe that the bulk sale concepts applied to certain problem loans for purposes of measuring the impact of credit risk on fair values of said assets is reasonable to the operations of the Bank and does not fairly present the values realizable over the long term on assets that will be retained by the Bank. Therefore, the Bank does not intend to realize any significant differences between carrying value and fair value through sale or other disposition. No attempt should be made to adjust stockholders’ equity to reflect the following fair value disclosures as management believes them to be inconsistent with the philosophies and operations of the Bank.

In addition, the fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of existing and anticipated future customer relationships and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the branch network, deferred tax assets, other real estate owned, and premises and equipment.

The following methods and assumptions were used to estimate the fair value of financial instruments.

Investment Securities

For U.S. government treasury and agency securities, fair values are based on market prices. For other investment securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans

The fair value for loans with variable interest rates is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of future cash flows expected to be received by the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk.

Deposits

The fair value of demand deposits, savings deposits, and money market deposits are defined as the amounts payable on demand at year end. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the parties involved. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and committed rates. The fair value of these unrecorded financial instruments is not material to the Bank’s financial position or fair value disclosures at December 31, 2001 and 2000 (see Note 7).

The estimated fair values of the Bank’s financial instruments are as follows:

	Carrying Value	Fair Value

DECEMBER 31, 2001
Financial Assets
Cash and cash equivalents	$23,793,000	$23,793,000
Investment securities	16,370,000	16,417,000
Loans, net	258,569,000	261,406,000
Financial Liabilities
Deposits	271,922,000	273,101,000
DECEMBER 31, 2000
Financial Assets
Cash and cash equivalents	$28,186,000	$28,186,000
Investment securities	18,342,000	18,388,000
Loans, net	240,303,000	242,741,000
Financial Liabilities
Deposits	267,844,000	268,367,000

12. REGULATORY MATTERS

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bancorp and Bank must meet specific capital guidelines that involve quantitative measures of the Bancorp’s and Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bancorp’s financial statements. Management believes the Bancorp and Bank meets all capital adequacy requirements to which they are subject as of December 31, 2001. The most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the capital category of the Bank.

A comparison of the Bancorp’s and Bank’s actual regulatory capital with minimum requirements for adequately capitalized and well capitalized banks, as defined by regulation, is shown below. The amounts shown for December 31, 2000 are for the Bank.

			To be Adequately		To be Well
	Actual		Capitalized		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

AS OF DECEMBER 31, 2001
Tier 1 Risk-Based Capital (To Risk Weighted Assets)
Hemet Bancorp	$26,930,000	10.02%	>$10,746,000	>4.0%	>$16,121,000	>6.0%
The Bank of Hemet	$23,473,000	8.77%	>$10,705,000	>4.0%	>$16,060,000	>6.0%

Total Risk-Based Capital (To Risk Weighted Assets)
Hemet Bancorp	$32,880,000	12.24%	>$21,495,000	>8.0%	>$26,870,000	>10.0%
The Bank of Hemet	$29,422,000	10.99%	>$21,413,000	>8.0%	>$26,768,000	>10.0%

Tier 1 Capital (To Average Assets)
Hemet Bancorp	$26,930,000	8.94%	>$12,044,000	>4.0%	>$15,057,000	>5.0%
The Bank of Hemet	$23,473,000	7.80%	>$12,040,000	>4.0%	>$15,051,000	>5.0%

AS OF DECEMBER 31, 2000
THE BANK OF HEMET
Tier 1 Risk-Based Capital (To Risk Weighted Assets)	$22,724,000	9.13%	>$9,952,000	>4.0%	>$14,930,000	>6.0%

Total Risk-Based Capital (To Risk Weighted Assets)	$25,191,000	10.12%	>$19,906,000	>8.0%	>$24,885,000	>10.0%
Tier 1 Capital (To Average Assets)	$22,724,000	7.97%	>$11,406,000	>4.0%	>$14,259,000	>5.0%

13. CONDENSED PARENT ONLY FINANCIAL INFORMATION

Hemet Bancorp’s Condensed Balance Sheet as of December 31, 2001 is as follows:

Assets	2001

Cash and cash equivalents	$2,449,000
Loans receivable	1,000,000
Investment in subsidiaries, equity method	23,871,000
Deferred tax asset	968,000
Other assets	85,000

Total Assets	$28,373,000

Liabilities and Stockholders’ Equity
Other liabilities	97,000
Balances due to Bank	948,000
Balances due to Trust	6,702,000
Stockholders’ Equity	20,626,000

Total Liabilities and Stockholders’ Equity	$28,373,000

Hemet Bancorp’s Condensed Statement of Income from inception (January 31, 2001) to December 31, 2001 is as follows:

Equity in undistributed income of Bank	$239,000
Equity in undistributed loss of Trust	(1,000)
Interest Income	7,000
Other Expenses	41,000

Income Before Minority Interest in Income of Subsidiary and Provision for Income Taxes	204,000

Minority Interest in Income of Subsidiary	(14,000)

Income Before Provision for Income Taxes	190,000

Income Tax Benefit	20,000

Net Income	$210,000

Hemet Bancorp’s Condensed Statement of Cash Flows from inception (January 31, 2001) to December 31, 2001 is as follows:

Cash Flows from Operating Activities
Net Income	$210,000
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed net income of Bank	(239,000)
Equity in undistributed net loss of Trust	1,000
Provision for deferred income taxes	(968,000)
Net change in assets and liabilities	959,000

Net cash used by operating activities	(37,000)

Cash Flows from Investing Activities
Investment in subsidiaries	(3,202,000)
Investment in loans	(1,000,000)

Net cash used by investing activities	(4,202,000)

Cash Flows from Financing Activities
Proceeds from advances from subsidiaries	182,000
Proceeds from issuance of Trust Preferred Securities	6,506,000

Net cash provided by financing activities	6,688,000

Net increase in Cash and Cash Equivalents	2,449,000
Cash and Cash Equivalents, Beginning of Year	—

Cash and Cash Equivalents, End of Year	$2,449,000

14. SUMMARY SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents selected historical consolidated quarterly financial data, including per share information for the Company.

	At or for the quarter ended

	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2001	2001	2001	2001	Total

Results of operations
Interest income	$5,861,000	$5,521,000	$5,373,000	$5,092,000	$21,847,000
Interest expense	3,080,000	2,835,000	2,622,000	2,223,000	10,760,000
Net interest income	2,781,000	2,686,000	2,751,000	2,869,000	11,087,000
Provision for loan losses	0	0	0	0	0
Net income before income tax	1,328,000	1,170,000	1,301,000	1,203,000	5,002,000
Net income	780,000	683,000	761,000	698,000	2,922,000
Basic earnings per share	$0.90	$0.79	$0.87	$0.85	$3.41
Diluted earnings per share	$0.89	$0.78	$0.86	$0.84	$3.37

15. SUBSEQUENT EVENTS (UNAUDITED)

On March 1, 2002, Hemet Bancorp announced its intention to qualify the Company to become an S corporation for income tax purposes. As an S corporation, substantially all of Hemet Bancorp’s tax liability would be assumed by its shareholders, thus eliminating the double-taxation of dividends. For Hemet Bancorp to meet the Internal Revenue Service eligibility requirements to become an S corporation, it will need to reduce the number of its shareholders to no more than 75, from its current number of approximately 400. This transaction is subject to regulatory approval and is contingent upon numerous factors including the ability of the Company to reduce their shareholders to no more than 75. There can be no assurance that the Company will be able to achieve S corporation status.

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth as of January 31, 2002, the names of and certain information concerning the directors of the Company.

		Year First
		Appointed	Principal Occupation
Name and Title	Age	Director	During the Past Five Years

John B. Brudin, Director	72	1974	Retired, Consultant to various public sector organizations

Eric J. Gosch, Director	48	2000	President of Inland Chevrolet, Inc and President of Rancho Ford, Inc.

E. Kenneth Hyatt, Director	57	1982	Executive Vice President, Talbot Insurance and Financial Services, Inc.

James B. Jaqua, President, Chief Executive Officer and Director	59	1983	President and Chief Executive Officer for Hemet Bancorp and The Bank of Hemet

Alan H. Lewis, Director	58	2001	Assistant Dean of the A. Gary Anderson Graduate School of Management, University of California, Riverside

John J. McDonough, Director	70	1974	Retired as Chairman of the Board of The Bank of Hemet effective December 31, 2001, Consultant to The Bank of Hemet effective January 1, 2002.

Joseph D. Pehl, Director	70	1992	President, Cornell Consulting, Inc.

     None of the directors were selected pursuant to any arrangement or understanding other than with the directors and executive officers of the Company acting within their capacities as such. There are no family relationships between any of the directors and executive officers of the Company.

Executive Officers

     The following table sets forth as of January 31, 2002, the names of and certain information concerning executive officers of the Company.

Name	Age	Since	Position and principal occupation

James B. Jaqua	59	1983	President and Chief Executive Officer for Hemet Bancorp and The Bank of Hemet

Kevin Farrenkopf	41	2001	Executive Vice President, Chief Operating Officer, The Bank of Hemet since April 2001. Senior Vice President-Division Manager, Retail Banking for Western Financial Bank since 1995.

Catherine A. Frei	41	2001	Executive Vice President, Chief Financial Officer, The Bank of Hemet since May 2001, Senior Vice President, Chief Financial Officer, The Bank of Hemet since February 2001. Senior Vice President, Acting Chief Financial Officer since July 2000, Senior Vice President, Controller and Cashier from August 1996. Vice President, Controller from August 1994.

Mr. McDonough retired as Chairman of the Board of The Bank of Hemet effective December 31, 2001.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities and Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file report of ownership and change in ownership with the SEC. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16 (a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 4’s were required for those persons, the Company believes that, during 2001, its officers, directors and more than ten-percent beneficial owners complied with all filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets out a summary of the compensation for certain officers and the chairman of the board of directors.

					Long-term compensation

	Annual compensation				Awards		Payout

				Other
				annual	Restricted			All other
				compen-	stock	Options/	LTIP	compen-
Name and principal position	Year	Salary($)	Bonus($)	sation($)	award(s)($)	SARs (#)	payout($)	sation($)(1)

JAMES B. JAQUA	2001	$236,868	$148,000	—	—	-0-	—	$6,020
President and	2000	231,570	100,000	—	—	-0-	—	3,515
Chief Executive Officer	1999	224,700	104,000	—	—		—	2,247

JOHN J. MCDONOUGH(2)	2001	103,948	10,000	—	—	-0-	—	10,080
Chairman of the Board	2000	100,571	5,000	—	—	-0-	—	8,333
	1999	98,936	5,000	—	—	-0-	—	8,083

KEVIN FARRENKOPF(3)	2001	84,855	0	—	—	5,000	—	2,601
Executive Vice President Chief Operating Officer

CATHERINE A. FREI(4)	2001	106,275	30,000	—	—	-0-	—	2,601
Executive Vice President	2000	86,423	20,000	—	—	3,000	—	2,360
Chief Financial Officer

(1)	The amounts include the Bank’s matching contribution to The Bank of Hemet 401(k). The matching contribution for Mr. McDonough in 2001, 2000 and 1999 was $3,706, $2,535 and $1,979, respectively, and the remainder represents the Bank’s cost of premiums for life insurance for which Mr. McDonough is the owner and insured, and the beneficiary is selected by Mr. McDonough.

(2)	Effective December 31, 2001, Mr. McDonough retired as Chairman of the Board.

(3)	Effective April 19, 2001, Mr. Farrenkopf became Executive Vice President/Chief Operating Officer of the Bank.

(4)	Effective July 2000, Ms. Frei became Acting Chief Financial Officer, effective February 2001, Ms. Frei became Chief Financial Officer and effective May 2001, Ms. Frei became Executive Vice President, Chief Financial Officer. Ms. Frei has held various positions with the Bank since July 1994, and was Senior Vice President, Controller and Cashier prior to becoming Chief Financial Officer.

Aggregated option(1) exercises in fiscal year 2001
and fiscal year-end option values

					Value of unexercised
			Number of unexercised		in-the-money options
	Shares		options at 12/31/01(#)		at 12/31/01($)(2)
	acquired on	Value
Name	exercise(#)	realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

James B. Jaqua	0	N/A	0	1,200	$0	$23,100
John J. McDonough	0	N/A	0	0	0	0
Kevin Farrenkopf	0	N/A	0	5,000	0	46,250
Catherine A. Frei	0	N/A	3,100	2,600	$79,400	$35,500

(1)	The Bank of Hemet has no plans pursuant to which stock appreciation rights may be granted.

(2)	Value of unexercised “in-the-money” options is the difference between the fair market value of the securities underlying the options and the exercise or base price of the options at exercise or fiscal year-end, respectively.

The following table sets forth as to each of the Executive Officers information with respect to option grants during fiscal 2000: (i) the number of shares of Common Stock underlying options granted during fiscal 2000, (ii) the percentage that such options represent of all options granted to employees during that year, (iii) the exercise price and (iv) the expiration date.

Option Grants During Fiscal 2001

		% of Total
		Options
	Number of	Granted to	Exercise
	Options	Employees in	Price	Expiration
Name	Granted	Fiscal Year	($/Share)	Date

James B. Jaqua	0	N/A	N/A	N/A
John J. McDonough	0	N/A	N/A	N/A
Kevin Farrenkopf	5,000	100.0%	$34.75	04/19/11
Catherine A. Frei	0	N/A	N/A	N/A

Employment Contract and Severance Agreements

     The Bank entered into an employment agreement, effective January 1, 2001, with Mr. Jaqua to serve as President and Chief Executive Officer of the Bank for a term that expires on December 31, 2003. The agreement provides for an annual base salary of $238,000 for 2001, with an annual increase and bonus at the discretion of the board of directors. The agreement affords certain health, accidental and disability insurance benefits to Mr. Jaqua and his spouse.

     The Bank entered into an employment agreement, effective April 19, 2001, with Mr. Farrenkopf to serve as Executive Vice President and Chief Operating Officer of the Bank for a term that expires on April 19, 2002. The agreement provides for an annual base salary of $120,000 for 2001, with an annual increase and bonus at the discretion of the board of directors. The agreement also provides for a grant of 5,000 incentive stock options. The agreement affords certain health, accidental and disability insurance benefits to Mr. Farrenkopf.

     Mr. Jaqua has a salary continuation agreement with the Bank. Under Mr. Jaqua’s agreement, he will receive a salary of $110,000 per year for 15 years beginning when he reaches age 65, so long as he is employed by the Bank at that age. If Mr. Jaqua dies before that time, his beneficiary will receive the remaining payments. If Mr. Jaqua is terminated, or if the Bank is sold or merged with another entity, then he will receive a lump sum payment equal to the present value (using an annual discount rate equal to the annual interest rate of a ten year Treasury note) of fifteen annual payments of $110,000. The Bank may reduce the payment made to Mr. Jaqua if, when aggregated with other payments, the amount would constitute an “excess parachute payment” under the Internal Revenue Code of 1986, as amended.

     Mr. McDonough has a salary continuation agreement with the Bank. Under Mr. McDonough’s agreement, he will receive a salary of $15,000 per year for 15 years beginning when he reaches age 65, so long as he is employed by the Bank at that age. If Mr. McDonough dies before that time, his beneficiary will receive the remaining payments. Effective December 31, 2001, Mr. McDonough retired and the payout provision of his salary continuation agreement commenced in January 2002.

     Other executive officers and employees of the Bank have severance benefits under a severance policy of the Bank that provides between 4 and 52 weeks salary if they are terminated within 6 months after a change in control of the Bank.

Compensation of Directors

     Director fees paid for 2001 are in the form of a retainer of $1,200 per month, plus $400 for each regular board meeting attended, and $200 for each committee meeting attended. No directors’ fees were paid to Messrs. Jaqua and McDonough during 2001. Effective January 2002, Mr. McDonough retired from his position of Chairman of the Board of the Bank, however, he will remain a Director of the Bank and will be entitled to the payment of director fees.

     Effective January 2002, the fees paid to Directors were increased as follows: Retainer fee $1,500 per month, each regular board meeting attended $500 per month, and each committee meeting attended $250 per meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Management of the Company knows of no person who owns, beneficially or of record, either individually or together with associates, five percent or more of the outstanding shares of the Company common stock and common stock equivalents, except as set forth in the table below. The following table sets forth as of January 31, 2002 the number and percentage of shares of the Company common stock beneficially owned, directly or indirectly, by each of the Company’s directors, executive officers and principal shareholders and by the directors and named executive officers of the Company as a group. The shares “beneficially owned” are determined under Security and Exchange Commission Rules, and do not necessarily indicate ownership for any other purpose. In general, beneficial ownership includes shares over which the director, principal shareholder or executive officer has sole or shared voting or investment power and shares which such person has the right to acquire within 60 days of January 31, 2002. Unless otherwise indicated, the persons listed below have sole voting and investment powers of the shares beneficially owned. Management is not aware of any arrangements which may, at a subsequent date, result in a change of control of the Company, except as contemplated to qualify the Company as an S Corporation.

	Amount and Nature of
Beneficial Owner(7)	Beneficial Ownership		Percent of Class(6)

John B. Brudin	74,158		9.1%
Eric J. Gosch	11,551	(1)	1.4%
E. Kenneth Hyatt	30,729		3.8%
James B. Jaqua	167,954	(2)	20.7%
Alan H. Lewis	250		0.0%
John J. McDonough	20,301	(3)	2.5%
Joseph D. Pehl	7,084	(4)	0.9%
Kevin Farrenkopf	500		0.1%
Catherine A. Frei	3,301	(5)	0.4%
Total for Directors and Named Executive Officers as a group (numbering 9)	313,197		38.4%
Jack E. Gosch	108,116	(1)	13.3%
Estate of Clayton Record	52,561		6.5%
Total for Principal Shareholders (numbering 2)	160,677		19.8%
Total for Directors, Named Executive Officers and Principal Shareholders (numbering 11)	463,909		57.4%

(1)	The amount includes 9,965 shares owned by Jack Gosch Ford, Inc. Retirement Plan and Trust in which Mr. Eric Gosch and Mr. Jack Gosch have shared ownership.

(2)	The amount includes 146,981 shares owned in the name of The Jaqua Trust of 1989, 8,993 shares of common stock owned in the name of James B. Jaqua IRA, 4,813 shares owned in the name of James B. Jaqua, and 5,967 shares owned in the name of M. Susan Jaqua IRA. This amount includes 1,200 shares acquirable by stock options that are vested or will be vested within 60 days of January 31, 2002.

(3)	The amount includes 7,560 shares owned in the name of the McDonough Family Trust, 1,610 shares owned in the name on Ann McDonough IRA, and 11,131 shares owned in the name of John McDonough IRA.

(4)	The amount includes 4,204 shares owned in the name of the Pehl Trust, 300 shares owned in the name of the Cornell Pension Plan, and 2,580 shares owned in the name of Joseph D. Pehl Keogh Retirement Account.

(5)	The amount includes 3,300 shares acquirable by stock options that are vested or will be vested within 60 days of January 31, 2002.

(6)	Assumes a total of 813,120 shares, composed of the 805,120 outstanding shares of Company common stock and 8,000 shares of the Company common stock acquirable by exercise of stock options that are vested within 60 days of January 31, 2002.

(7)	The address of each of these persons is care of The Bank of Hemet, 3715 Sunnyside Drive, Riverside, California 92506.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Some of the Company’s directors and executive officers and their immediate families, as well as the companies with which they are associated, are customers of, or have had banking transactions with, the Company in the ordinary course of the Company’s business, and the Company expects to have banking transactions with such persons in the future. In the Company management’s opinion, all loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar credit-worthiness and, in the opinion of management, did not involve more than a normal risk of collectability or present other unfavorable features. All loans and extensions of credit made to the Company’s directors and executive officers are current and performing as agreed upon. No director or executive officer of the Company had indebtedness in excess of 10% of the Company’s equity capital accounts. The aggregate extensions of credit to director and executive officers of the Company did not exceed 20% of the equity of the Company at any time since the beginning of 2001.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K

A.	1. Financial Statements

The following are included under Part II, Item 8 — Financial Statements and Supplementary Data:

Report of Independent Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

A.	2. Financial Statement Schedules

All schedules are omitted since they are not applicable.

A.	3. Exhibits

The following exhibits are listed by numbers corresponding to “Exhibit Table” of Item 601 of Regulation S-K.

2.1	Agreement and Plan of Reorganization between the Bank and Pacific Community Banking Group dated July 30, 1998 (incorporated by reference to Form 8-K filed August 4, 1998)

2.2	First Restatement of Agreement and Plan of Reorganization between the Bank and Pacific Community Banking Group dated January 5, 1999 (incorporated by reference to Form 8-K filed January 22, 1999)

3.1	Articles of Incorporation (incorporated by reference to Form F-3 filed October 1992)

3.2	By-Laws, as amended March 6, 1997 (incorporated by reference to Form 10-K filed March 14, 1997)

10.1	Stock Option Plan effective June 15, 1994 (incorporated by reference to Form F-2 filed March 30, 1995)

10.2	Form of Indemnification Agreement (incorporated by reference to Form F-2 filed March 30, 1995)

10.3	Employment Agreement of James B. Jaqua dated January 1, 2001

10.4	Executive Salary Continuation Agreement of James B. Jaqua dated March 22, 1995

10.5	Amendment No. 1 to Executive Salary Continuation Agreement of James B. Jaqua dated July 16, 1998

10.6	Amendment No. 2 to Executive Salary Continuation Agreement of James B. Jaqua dated July 29, 1998

10.7	Amendment No. 3 to Executive Salary Continuation Agreement dated May 26, 1999

10.8	Employment Agreement of Kevin Farrenkopf dated April 19, 2001

21.	List of Subsidiaries and the State of Incorporation.

99.	Letter regarding audit by Andersen

       2.     Reports on Form 8-K

               During the calendar quarter ended December 31, 2001, the following reports on Form 8-K were filed:

1)	The Company filed a report on Form 8-K on November 21, 2001 announcing the completion of the bank holding company reorganization between The Bank of Hemet and Hemet Bancorp.

2)	Hemet Bancorp filed a report on Form 8-K on December 21, 2001 announcing the completion of a Trust Preferred transaction.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMET BANCORP

Dated: March 29, 2002	By: /s/ James B. Jaqua James B. Jaqua President Chief Executive Officer

Dated: March 29, 2002	By: /s/ Catherine A. Frei Catherine A. Frei Executive Vice President/Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed in Hemet, California, by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. McDonough	Director	March 29, 2002
Chairman Emeritus
John J. McDonough

/s/ James B. Jaqua	President, Chief	March 29, 2002
Executive Officer
James B. Jaqua	and Director

/s/ John B. Brudin	Director	March 29, 2002

John B. Brudin

/s/ Eric J. Gosch	Director	March 29, 2002

Jack E. Gosch

/s/ E. Kenneth Hyatt	Director	March 29, 2002

E. Kenneth Hyatt

/s/ Alan H. Lewis	Director	March 29, 2002

Alan H. Lewis

/s/ Joseph D. Pehl	Director	March 29, 2002

Joseph D. Pehl