Form 10-Q
period 2002-03-31
HEMET BANCORP
filed 2002-05-15
CIK 804135

SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q

Quarterly Report Under Section 13 of the
Securities Exchange Act of 1934

For the quarterly period Ended March 31, 2002	File Number 000-33361

HEMET BANCORP
(Exact name of registrant as specified in its charter)

3715 Sunnyside Drive, P.O. Box 20109, Riverside, California (Address of principal executive offices)	92506 (Zip Code)

California (State of Incorporation)	91-2155043 (I.R.S. Employer Identification No.)

(909) 784-5771
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At May 14, 2002, the registrant had 806,170 shares of common stock outstanding.

HEMET BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001

ASSETS

	Mar 31, 2002	Dec 31, 2001

	(unaudited)
CASH AND DUE FROM BANKS	$8,221,000	$8,792,000
FEDERAL FUNDS SOLD	16,022,000	15,001,000

Total Cash and Cash Equivalents	24,243,000	23,793,000
INVESTMENT SECURITIES HELD TO MATURITY, net
Market values of $17,220,000 at March 31, 2002 and $16,417,000 at December 31, 2001, respectively	17,216,000	16,370,000
LOANS	262,461,000	261,519,000
ALLOWANCE FOR LOAN LOSSES	(2,949,000)	(2,950,000)

Loans, net	259,512,000	258,569,000
PREMISES AND EQUIPMENT, net	1,170,000	1,215,000
ACCRUED INTEREST RECEIVABLE	1,195,000	1,110,000
OTHER REAL ESTATE OWNED	—	2,000
OTHER ASSETS	2,644,000	2,525,000

	$305,980,000	$303,584,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS
Noninterest bearing demand deposits	$44,937,000	$37,811,000
Savings and interest-bearing demand deposits	80,464,000	71,078,000
Money market deposits	8,923,000	7,329,000
Time deposits of $100,000 or more	23,101,000	24,013,000
Time deposits less than $100,000	116,456,000	131,691,000

Total Deposits	273,881,000	271,922,000
ACCRUED INTEREST PAYABLE AND OTHER LIABILITIES	1,894,000	1,731,000
SUBORDINATED DEBT	3,000,000	3,000,000

Total Liabilities	278,775,000	276,653,000

COMMITMENTS AND CONTINGENCIES
GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY DEBENTURES, net	6,306,000	6,305,000
STOCKHOLDERS’ EQUITY
Common stock, no par value -
Authorized - 20,000,000 shares
Issued and outstanding - 806,170 at March 31, 2002 and 805,120 at December 31, 2001	1,058,000	1,045,000
Retained earnings	19,841,000	19,581,000

Total Stockholders’ Equity	20,899,000	20,626,000

	$305,980,000	$303,584,000

The accompanying notes are an integral part of these consolidated balance sheets.

HEMET BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

	Mar 31, 2002	Mar 31, 2001

	(unaudited)	(unaudited)
INTEREST INCOME
Loans, including fees	$4,502,000	$5,296,000
Investment securities	112,000	300,000
Federal funds sold	85,000	265,000

Total Interest Income	4,699,000	5,861,000

INTEREST EXPENSE
Transaction and savings deposits	374,000	501,000
Time deposits of $100,000 or more	222,000	342,000
Time deposits less than $100,000	1,128,000	2,237,000
Other borrowings	35,000	—

Total Interest Expense	1,759,000	3,080,000

Net Interest Income	2,940,000	2,781,000
PROVISION FOR LOAN LOSSES	—	—

Net Interest Income after Provision for Loan Losses	2,940,000	2,781,000

NONINTEREST INCOME
Fees and service charges on deposits	116,000	110,000
Other charges and fees	20,000	22,000
Other income	204,000	257,000

Total Noninterest Income	340,000	389,000

NONINTEREST EXPENSE
Salaries and employee benefits	1,090,000	1,056,000
Premises and equipment	223,000	276,000
Other real estate owned, net	(1,000)	—
Other expenses	612,000	510,000

Total Noninterest Expense	1,924,000	1,842,000

Income before Minority Interest in Income of Subsidiary and Provision for Income Taxes	1,356,000	1,328,000
MINORITY INTEREST IN INCOME OF SUBSIDIARY	(91,000)	—

Income before Provision for Income Taxes	1,265,000	1,328,000
PROVISION FOR INCOME TAXES	521,000	548,000

Net Income	$744,000	$780,000

EARNINGS PER SHARE
Basic Earnings Per Share	$0.92	$0.90
Diluted Earnings Per Share	$0.91	$0.89

The accompanying notes are an integral part of these consolidated financial statements.

HEMET BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

	COMMON STOCK		RETAINED
	SHARES	AMOUNT	EARNINGS	TOTAL

BALANCE, December 31, 2000	866,820	$4,014,000	$18,710,000	$22,724,000
Stock options exercised	350	6,000	—	6,000
Common stock cash dividend at $0.60 per share	—	—	(520,000)	(520,000)
Net income	—	—	780,000	780,000

BALANCE, March 31, 2001, (unaudited)	867,170	$4,020,000	$18,970,000	$22,990,000

BALANCE, December 31, 2001	805,120	$1,045,000	$19,581,000	$20,626,000
Stock options exercised	1,050	13,000	—	13,000
Common stock cash dividend at $0.60 per share	—	—	(484,000)	(484,000)
Net income	—	—	744,000	744,000

BALANCE, March 31, 2002, (unaudited)	806,170	$1,058,000	$19,841,000	$20,899,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMET BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

	March 31, 2002	March 31, 2001

	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$744,000	$780,000
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization	62,000	78,000
Deferred income tax provision	40,000	142,000
Tax benefit on stock options exercised	—	2,000
Net amortization (accretion) of discount and premium on investment securities	35,000	(119,000)
Amortization of issuance costs on guaranteed preferred beneficial interests in company debentures, net	1,000	—
Changes in Operating Assets and Liabilities:
Decrease (increase) in accrued interest receivable	(85,000)	271,000
Decrease (increase) in other assets	(159,000)	56,000
Increase (decrease) in accrued interest payable and other liabilities	163,000	140,000

Net Cash Provided by Operating Activities	801,000	1,350,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities	7,000,000	13,973,000
Purchases of investment securities	(7,881,000)	(15,559,000)
Net increase in loans	(943,000)	(1,700,000)
Purchases of premises and equipment	(17,000)	(19,000)
Proceeds from sale of other real estate owned	2,000	—

Net Cash Used in Investing Activities	(1,839,000)	(3,305,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, savings, and money market deposits	18,106,000	(294,000)
Net increase (decrease) in time deposits	(16,147,000)	2,429,000
Proceeds from the exercise of stock options	13,000	4,000
Cash dividends paid	(484,000)	(520,000)

Net Cash Provided by Financing Activities	1,488,000	1,619,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	450,000	(336,000)

CASH AND CASH EQUIVALENTS, Beginning of Period	23,793,000	28,186,000

CASH AND CASH EQUIVALENTS, End of Period	$24,243,000	$27,850,000

Supplemental information
Interest paid	$1,850,000	$3,113,000
Income taxes paid	$132,000	$40,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMET BANCORP AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Hemet Bancorp and its wholly owned subsidiaries (the Company), The Bank of Hemet, including its wholly-owned subsidiary, BankLink Corporation (the Bank), and Hemet Statutory Trust I (the Trust) and gives effect to all adjustments (which are normal recurring accruals) necessary in the opinion of management to present fairly the financial statements for the interim periods presented. All significant inter-company balances and transactions have been eliminated. The unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the interim period results have been made. Certain prior period amounts have been reclassified to conform to current period classifications. The results of operations for the periods presented are not necessarily indicative of the results of operations for the entire year.

2.	Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The actual number of shares outstanding at March 31, 2002 was 806,170. The number of shares used in the calculation of basic earnings per share was 805,626 for the three months ended March 31, 2002, and 866,995 for the three months ended March 31, 2001. The number of shares used in the calculation of diluted earnings per share was 818,374 for the three months ended March 31, 2002 and 874,481 for the three months ended March 31, 2001.

3.	Guaranteed Preferred Beneficial Interests in Company Debentures

The Company has a wholly-owned trust subsidiary, Hemet Statutory Trust, which issued $6,500,000 of Trust Preferred Securities. The Trust Preferred Securities bear a floating rate of interest of 3.60% over the three-month LIBOR, payable quarterly, with the current quarterly rate set at 5.6%. Following the issuance of the Trust Preferred Securities, the Trust used the proceeds from the Trust Preferred Securities offering to purchase $6,500,000 of Junior Subordinated Debt Securities (the Debt Securities) of the Company. The Debt Securities bear the same terms and interest rates as the related Trust Preferred Securities. The Debt Securities are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company has fully and unconditionally guaranteed all of the obligations of the Trust including the Trust Preferred Securities. The Trust Preferred Securities mature on December 18, 2031 and can be redeemed commencing on December 18, 2006 without a prepayment penalty.

The costs associated with the Trust Preferred Securities issuance have netted from the proceeds and are being accreted to interest using a method which approximates the effective interest method over the life of the Trust Preferred Securities. The distributions payable on the Trust Preferred Securities are reflected as “Minority Interest in Income of Subsidiary” in the Consolidated Statements of Operations. The Trust Preferred Securities are reflected on the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Company Debentures.”

HEMET BANCORP AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	Proposed Restructure

During March and April 2002, Hemet Bancorp announced its intention to qualify itself as a Subchapter S corporation. For Hemet Bancorp to meet the Internal Revenue Service eligibility requirements to become an S corporation, it will need to reduce its shareholder base to no more than 75 eligible shareholders. Hemet Bancorp has proposed to engage in a merger transaction that would involve the merger of a new Nevada corporation, Hemet Financial Group, with and into Hemet Bancorp. It is anticipated that there would be approximately 75 shareholders of Hemet Financial Group at the time of the merger and the shareholders of Hemet Financial Group would consist primarily of current shareholders of Hemet Bancorp. In the merger, all of the shareholders of Hemet Financial Group would receive newly issued shares of common stock of Hemet Bancorp, and all of the shareholders of Hemet Bancorp would receive the right to receive cash for each share of Hemet Bancorp stock that they hold.

It is expected that the merger would occur during 2002. The consummation of the merger is contingent on required approvals from bank and securities regulatory agencies.

PART I — ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information presents management’s discussion and analysis of the consolidated financial condition of the Company and its wholly owned subsidiaries as of March 31, 2002 and December 31, 2001. Operating results are presented for the three months ended March 31, 2002 and March 31, 2001. This discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition and results of operations. The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company contained elsewhere in this report and Form 10-K for the year ended December 31, 2001 previously filed.

This report on Form 10-Q contains forward-looking statements which are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements, which are representative only on the date hereof. Readers of the Company’s Form 10-Q should not rely solely on the forward-looking statements and should consider all uncertainties and risks discussed throughout this report as well as those discussed in the Company’s most recent Annual Report on Form 10-K. Except as required by applicable securities laws, the Company undertakes no obligation to update any forward-looking statements made.

RESULTS OF OPERATIONS

The Company reported net income of $744,000 for the three months ended March 31, 2002 compared to $780,000 for the same period in 2001. The return on average assets and return on average equity were 0.96% and 14.49%, respectively, at March 31, 2002, compared to 1.06% and 13.60% at March 31, 2001, respectively. While net income for the three month period decreased, the return on equity increased due to total stockholders’ equity decreasing by $3.2 million resulting from the repurchase of 70,000 shares of common stock in October 2001 by the Bank.

Basic earnings per share equaled $0.92 at March 31, 2002 compared to $0.90 at March 31, 2001. Diluted earnings per share equaled $0.91 at March 31, 2002 compared to $0.89 at March 31, 2001. Cash dividends were declared at $0.60 per share for both the three months ended March 31, 2002 and March 31, 2001, respectively. While net income for the three month period decreased, the earnings per share increased due to the decrease in the number of shares outstanding resulting from the repurchase of 70,000 shares of common stock in October 2001 by the Bank.

Net Interest Income

Net interest income is the primary source of operating income of the Company. Net interest income for the three months ended March 31, 2002 increased $159,000, or 5.7%, to $2.9 million when compared to the same period in 2001. The increase in net interest income was primarily attributable to an increase in the volume of average interest earning assets (principally loan volume) of $14.7 million, coupled with a decrease in the yield on interest earning assets of 1.99% resulting in a net increase to interest income of $1.2 million. The Company’s average interest bearing liabilities (principally time deposits) increased by $2.2 million, coupled with a general decrease in the interest rates and the Company’s cost of funds of 2.32% resulting in a net decrease in interest expense of $1.3 million. The net interest spread, which represents the average yield earned on interest earning assets less the average yield paid on interest bearing liabilities, increased to 3.36% for the three months ended March 31, 2002 from 3.04% for the same period in 2001.

Provision for Loan Losses

For the first quarter of 2002 and 2001, the Company recorded no provision for loan losses. The lack of a provision in the first quarter of 2002 and 2001 was the result of management’s determination, in accordance with its policy, that the allowance was adequate at March 31, 2002 and March 31, 2001, respectively.

Noninterest Income

Noninterest income for the three months ended March 31, 2002 decreased $49,000, or 12.6%, to $340,000, compared to $389,000 for the same period in 2001. The decrease was principally attributable to decreased data processing fees of $69,000 generated by BankLink, the Bank’s data processing subsidiary.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2002 was $1.9 million compared to $1.8 million for the same period in 2001, an increase of $82,000, or 4.5%. The principal components of the increase for the first quarter of 2002 compared to the first quarter of 2001 were:

•	Salaries and employee benefits. Salaries and employee benefits increased by $34,000, or 3.2%, for the three months ended March 31, 2002 when compared to the same period in 2001. The primary reason for the increase relates to increases in expense related to future bonus payments and deferred compensation totaling $59,000 and an increase in workers compensation insurance of $11,000, offset by a decrease in salary expense of $44,000 primarily related to BankLink’s staffing levels declining in June of 2001 related to the assignment of item processing contracts to Financial Data Solutions, Inc. At March 31, 2002, the Company employed 74 full time equivalent employees compared to 90 at March 31, 2001.

•	Premises and equipment expenses. Premise and equipment expense decreased by $53,000, or 19.2%, for the three months ended March 31, 2002 when compared to the same period in 2001. The primary reason for the decrease relates to decreased equipment depreciation and maintenance expense as well as decreased rent expense for BankLink related to the assignment of item processing contracts to Financial Data Solutions, Inc. in June 2001.

•	Other expenses. Other expenses increased by $102,000, or 20.0%, for the three months ended March 31, 2002 when compared to the same period in 2001. This category of expense includes costs for outside processing services, FDIC and other insurance expense, professional fees and other miscellaneous expense. Data processing and other outside services increased by $64,000 primarily due to expenses related to the Bank’s item processing being performed outside the Bank instead of at the Bank’s subsidiary, BankLink.

The Company’s efficiency ratio, which is the ratio of noninterest expenses to the sum of net interest income before provision for loan losses and total noninterest income, was 58.7% for the first three months ended March 31, 2002 compared to 58.1% for the same period in 2001.

The Company’s provision for income taxes decreased by $27,000, or 4.9%, for the three months ended March 31, 2002 when compared to the same period in 2001. The change corresponds directly to changes in pre-tax income. The effective income tax rate was 41.2% for the three months ended March 31, 2002 compared to 41.3% for the same period in 2001.

Financial Condition

Assets

Total assets at March 31, 2002 equaled $306.0 million, an increase of $2.4 million, or 0.8% when compared to year-end 2001.

Loans

The loan portfolio totaled $262.5 million at March 31, 2002, an increase of $1 million, or 0.4%, over total loans of $261.5 million at December 31, 2001. The loan to deposit ratio decreased to 95.8% at March 31, 2002, from 96.2% at December 31, 2001.

At March 31, 2002, $252.8 million, or approximately 96.3% of the Company’s loans were secured by first deeds of trust on real estate. The concentration in loans secured by real estate is monitored on a quarterly basis and taken into account in the computation of the adequacy of the allowance for loan losses.

The three largest categories of loans secured by real estate at March 31, 2002 are shown in the following table:

	Amount	Percentage of
Type of Real Estate Loan	(Dollars in thousands)	Loans in Portfolio

Commercial mortgage loans	$235,595	89.8%
Residential mortgage loans	12,302	4.7
Construction loans	5,015	1.9

Total real estate loans	$252,912	96.4%

Allowance for Loan Losses

The allowance for loan losses decreased $1,000 from December 31, 2001 to March 31, 2002. The allowance at March 31, 2002 represented 1.12% of total loans, compared with 1.13% at December 31, 2001. Net chargeoffs were $1,000 during the first quarter of 2002, while net recoveries were $71,000 during the first quarter of 2001.

Nonperforming Loans and Other Real Estate Owned (“OREO”)

The Company experienced a slight increase in nonperforming loans during the first quarter of 2002. At March 31, 2002, nonperforming loans equaled $44,000, or 0.02% of total loans, an increase of $44,000 from nonperforming loans of $0, or 0.00% of total loans at December 31, 2001.

Nonperforming loans of $44,000 at March 31, 2002 represent one loan on a single family residential property.

Total OREO assets were $2,000 at December 31, 2001. There were no OREO assets at March 31, 2002.

Except as disclosed above, there were no assets as of March 31, 2002 where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms. However, it is always possible that current credit problems may exist that may not have been discovered by management. Given the high percentage of the Company’s loans that are secured by real estate, the real estate market in Southern California and the overall economy in the Company’s market area are likely to continue to have a significant effect on the quality of the Company’s assets in the future.

Investment Portfolio

Investment securities increased by $0.8 million or 5.2% to $17.2 million at March 31, 2002. Investment securities with a book value of $13.1 million at March 31, 2002 and $12.2 million at December 31, 2001, respectively, were pledged to secure public funds deposited and for other purposes as required or permitted by law.

Liquidity

Liquid assets include cash and deposits in other banks, and federal funds sold. The Company’s liquid assets totaled $24.2 million, or 7.9% of total assets at March 31, 2002, compared to $23.8 million, or 7.8% of total assets at December 31, 2001.

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

The Company’s primary sources of liquidity include liquid assets and a stable deposit base. To supplement these, the Company maintains a borrowing line of credit with the Federal Home Loan Bank of San Francisco in the amount of $20.1 million as of March 31, 2002. This line is secured by previously approved residential and commercial real estate mortgage loans totaling $34.0 million as of March 31, 2002. There were no advances outstanding under this line of credit as of March 31, 2002 and December 31, 2001, respectively. The line of credit was not utilized during the first quarter of 2002.

The Company has approval to borrow under the Discount Window Program of the Federal Reserve Bank of San Francisco collateralized by investment securities. There were no amounts outstanding as of March 31, 2002 and December 31, 2001, respectively. The line of credit was not utilized during the first quarter of 2002.

At March 31, 2002, the Company has available repurchase agreement lines of credit with two broker-dealers. These lines are subject to normal terms for such arrangements. There was no utilization of these lines during the first quarter of 2002. At March 31, 2002, investment securities with a market value of approximately $3.9 million were available for the repurchase agreement lines of credit.

Other Assets

Other assets at March 31, 2002 equaled $2.6 million, an increase of $119,000, or 4.7% when compared to year-end 2001. Other assets at March 31, 2002 were principally composed of a deferred tax asset of $928,000 and cash surrender value life insurance of $705,000, compared to a deferred tax asset of $968,000 and cash surrender value life insurance of $695,000 at December 31, 2001.

Liabilities

Total deposits equaled $273.9 million at March 31, 2002, an increase of $2.0 million, or 0.7%, over total deposits of primarily $271.9 million at December 31, 2001. The mix of deposits for March 31, 2002 compared to December 31, 2001 represents an increase in noninterest bearing demand deposits of $7.1 million, an increase in savings and interest-bearing demand deposits of $9.4 million, offset by a decrease in time certificates of deposit totaling $16.1 million.

Noninterest-bearing demand deposits enhance the Company’s net interest income by lowering its cost of funds. The Company is committed to continuing its recent efforts to increase core deposits through increased business development efforts, diversification of its customer base, product line enhancements, and superior customer service.

Accrued interest payable and other liabilities were $1.9 million at March 31, 2002, an increase of $163,000, or 9.4%, when compared to December 31, 2001. The increase is primarily due to an increase in current income tax payable totaling $417,000, partially offset by a decrease in accrued liabilities totaling $315,000 due to the payment during the first quarter of 2002 for bonuses accrued at December 31, 2001.

Capital

The Company’s shareholders’ equity increased $273,000, or 1.3%, to $20.9 million at March 31, 2002 from $20.6 million at December 31, 2001. The increase resulted from net income of $744,000, proceeds from the exercise of stock options of $13,000, partially offset by dividends declared of $484,000.

The Company’s policy is not to declare any dividends that would cause its leverage capital ratio to be below 7.0% or its total risk-based capital ratio to be below 10.0%. In April 2002, the Board of Directors declared a cash dividend of $0.60 per share of common stock. The dividend will be paid May 15, 2002 to shareholders of record as of May 8, 2002.

The following table summarizes the minimum capital ratios required by current FDIC regulations, the ratios at which a bank is considered well-capitalized by the FDIC, and the capital ratios of the Company and the Bank at March 31, 2002 and December 31, 2001.

	Hemet Bancorp

	Regulatory Capital
	Requirements

			Actual	Actual
	Minimum	Well-capitalized	March 31, 2002	December 31, 2001

Tier-1 risk-based capital	4.0%	N/A	10.06%	10.02%
Total risk-based capital	8.0%	N/A	12.26%	12.24%
Leverage capital ratio(1)	4.0%	N/A	8.81%	8.94%

	The Bank of Hemet

	Regulatory Capital
	Requirements

			Actual	Actual
	Minimum	Well-capitalized	March 31, 2002	December 31, 2001

Tier-1 risk-based capital	4.0%	6.0%	8.86%	8.77%
Total risk-based capital	8.0%	10.0%	11.07%	10.99%
Leverage capital ratio(1)	4.0%	5.0%	7.75%	7.80%

(1)	Tier 1 capital to total quarterly average assets.

Failure to meet minimum capital requirements can trigger mandatory actions by the regulators that, if undertaken, could have a material effect on the Company’s and the Bank’s financial statements and operations.

PART II — OTHER INFORMATION

ITEM 1 – Legal Proceedings

From time to time, the Company is a defendant in various legal proceedings resulting from normal banking business. In the opinion of management, and the Company’s legal counsel, the disposition of such litigation will not have a material effect on the Company’s consolidated financial condition or results of operations.

ITEM 2 – Changes to Securities and Use of Proceeds

Inapplicable

ITEM 3 – Defaults upon Senior Securities

Inapplicable

ITEM 4 – Submission of Matters to a Vote of Security Holders

Inapplicable

ITEM 5 – Other Information

Inapplicable

ITEM 6 – Exhibits and Report on Form 8-K

a)	Exhibits

The following exhibits are listed by numbers corresponding to “Exhibit Table” of Item 601 of Regulation S-K.

3.1	Articles of Incorporation (incorporated by reference to Form S-4 File No. 333-71540 filed October 12, 2001)

3.2	By-Laws (incorporated by reference to Form S-4 File No. 333-71540 filed October 12, 2001)

10.1	Stock Option Plan effective June 15, 1994

10.2	Form of Indemnification Agreement

10.3	Employment Agreement of James B. Jaqua dated January 1, 2001 (incorporated by reference to registrant’s Form 10-K filed March 29, 2001)

10.4	Executive Salary Continuation Agreement of James B. Jaqua dated March 22, 1995 (incorporated by reference to registrant’s Form 10-K filed March 29, 2001)

10.5	Amendment No. 1 to Executive Salary Continuation Agreement of James B. Jaqua dated July 16, 1998 (incorporated by reference to registrant’s Form 10-K filed March 29, 2001)

10.6	Amendment No. 2 to Executive Salary Continuation Agreement of James B. Jaqua dated July 29, 1998 (incorporated by reference to registrant’s Form 10-K filed March 29, 2001)

10.7	Amendment No. 3 to Executive Salary Continuation Agreement dated May 26, 1999 (incorporated by reference to registrant’s Form 10-K filed March 29, 2001)

b)	Reports on Form 8-K

During the calendar quarter ended March 31, 2002, the Company filed a report on Form 8-K on February 5, 2002 reporting the financial results of the Registrant for the year ended December 31, 2001 and declaration of a cash dividend. The Company filed a report on Form 8-K on March 1, 2002 announcing its intention to qualify Hemet Bancorp as an S corporation.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMET BANCORP

Dated: May 15, 2002	/s/ James B. Jaqua

James B. Jaqua President and Chief Executive Officer

Dated: May 15, 2002	/s/ Catherine A. Frei

Catherine A. Frei Executive Vice President and Chief Financial Officer