Form 10-Q
period 2002-06-30
HEMET BANCORP
filed 2002-08-14
CIK 804135

FEDERAL DEPOSIT INSURANCE CORPORATION
FORM 10-Q

Quarterly Report Under Section 13 of the
Securities Exchange Act of 1934

For the quarterly period Ended June 30, 2002	File Number 000-33361

HEMET BANCORP
(Exact name of registrant as specified in its charter)

3715 Sunnyside Drive, P.O. Box 20109, Riverside, California 92506
         (Address of principal executive offices)                        (Zip Code)

California (State of Incorporation)	91-2155043 (I.R.S. Employer Identification No.)

(909) 784-5771
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]   No  [   ]

     At July 31, 2002, the Registrant had 806,170 shares of common stock outstanding.

PART I — ITEM 1. FINANCIAL STATEMENTS

HEMET BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001

	June 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
CASH AND DUE FROM BANKS	$7,366,000	$8,792,000
FEDERAL FUNDS SOLD	11,604,000	15,001,000

Total Cash and Cash Equivalents	18,970,000	23,793,000

INVESTMENT SECURITIES HELD TO MATURITY
Fair values of $13,970,000 at June 30, 2002 and $16,417,000 at December 31, 2001, respectively	13,955,000	16,370,000
INVESTMENT SECURITIES AVAILABLE FOR SALE, at fair value	2,242,000	—

LOANS	264,924,000	261,519,000
ALLOWANCE FOR LOAN LOSSES	(2,950,000)	(2,950,000)

Loans, net	261,974,000	258,569,000

PREMISES AND EQUIPMENT, net	1,143,000	1,215,000
ACCRUED INTEREST RECEIVABLE	1,193,000	1,110,000
OTHER REAL ESTATE OWNED	—	2,000
OTHER ASSETS	3,085,000	2,525,000

	$302,562,000	$303,584,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
DEPOSITS
Noninterest bearing demand deposits	$46,094,000	$37,811,000
Savings and interest bearing demand deposits	80,864,000	71,078,000
Money market deposits	8,912,000	7,329,000
Time deposits of $100,000 or more	24,571,000	24,013,000
Time deposits less than $100,000	109,893,000	131,691,000

Total Deposits	270,334,000	271,922,000

ACCRUED INTEREST PAYABLE AND OTHER LIABILITIES	1,654,000	1,731,000
SUBORDINATED DEBT	3,000,000	3,000,000

Total Liabilities	274,988,000	276,653,000

COMMITMENTS AND CONTINGENCIES

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY DEBENTURES, net	6,308,000	6,305,000
STOCKHOLDERS’ EQUITY
Common stock, no par value-20,000,000 shares authorized; 806,170 shares issued and outstanding at June 30, 2002 and 805,120 shares issued and outstanding at December 31, 2001	1,058,000	1,045,000
Retained earnings	20,207,000	19,581,000
Accumulated other comprehensive income, net of tax	1,000	—

Total Stockholders’ Equity	21,266,000	20,626,000

	$302,562,000	$303,584,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMET BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

	Six months ended		Three months ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INTEREST INCOME
Loans, including fees	$8,902,000	$10,378,000	$4,400,000	$5,082,000
Investment securities	221,000	523,000	109,000	223,000
Federal funds sold	137,000	481,000	52,000	216,000

Total Interest Income	9,260,000	11,382,000	4,561,000	5,521,000

INTEREST EXPENSE
Transaction and savings deposits	755,000	908,000	381,000	407,000
Time deposits of $100,000 or more	411,000	666,000	189,000	324,000
Time deposits less than $100,000	1,979,000	4,341,000	851,000	2,104,000
Subordinated debt	71,000	—	36,000	—

Total Interest Expense	3,216,000	5,915,000	1,457,000	2,835,000

Net Interest Income	6,044,000	5,467,000	3,104,000	2,686,000
PROVISION FOR LOAN LOSSES	—	—	—	—

Net Interest Income after Provision for Loan Losses	6,044,000	5,467,000	3,104,000	2,686,000

NONINTEREST INCOME
Fees and service charges on deposits	234,000	229,000	118,000	119,000
Other charges and fees	39,000	46,000	19,000	24,000
Other income	404,000	501,000	200,000	244,000

Total Noninterest Income	677,000	776,000	337,000	387,000

NONINTEREST EXPENSE
Salaries and employee benefits	2,149,000	2,092,000	1,059,000	1,036,000
Premises and equipment	445,000	558,000	222,000	282,000
Other real estate owned, net	(1,000)	—	—	—
Other expenses	1,235,000	1,095,000	623,000	585,000

Total Noninterest Expense	3,828,000	3,745,000	1,904,000	1,903,000

Income before Minority Interest in Loss of Subsidiary and Provision for Income Taxes	2,893,000	2,498,000	1,537,000	1,170,000
MINORITY INTEREST IN LOSS OF SUBSIDIARY	183,000	—	92,000	—

Income before Provision for Income Taxes	2,710,000	2,498,000	1,445,000	1,170,000
PROVISION FOR INCOME TAXES	1,117,000	1,035,000	596,000	487,000

Net Income	$1,593,000	$1,463,000	$849,000	$683,000

EARNINGS PER SHARE
Basic Earnings Per Share	$1.98	$1.68	$1.06	$0.79
Diluted Earnings Per Share	$1.95	$1.67	$1.04	$0.78

The accompanying notes are an integral part of these consolidated financial statements.

HEMET BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

	Six months ended		Three months ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Income	$1,593,000	$1,463,000	$851,000	$683,000
Other Comprehensive income, net of tax:
Unrealized gain on available for sale securities arising during period	1,000	—	1,000	—

Comprehensive Income	$1,594,000	1,463,000	852,000	683,000

HEMET BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

				ACCUMULATED
	COMMON STOCK			OTHER
			RETAINED	COMPREHENSIVE
	SHARES	AMOUNT	EARNINGS	INCOME	TOTAL

BALANCE, December 31, 2000	866,820	$4,014,000	$18,710,000	—	$22,724,000
Common stock cash dividend at $1.20 per share	—	—	(1,044,000)	—	(1,044,000)
Proceeds from exercise of stock options	5,150	125,000	—	—	125,000
Net income for the period	—	—	1,463,000	—	1,463,000

BALANCE, June 30, 2001 (unaudited)	871,970	$4,139,000	$19,129,000	$—	$23,268,000

BALANCE, December 31, 2001	805,120	$1,045,000	$19,581,000	—	$20,626,000
Common stock cash dividend at $1.20 per share	—	—	(967,000)	—	(967,000)
Proceeds from exercise of stock options	1,050	13,000	—	—	13,000
Net income for the period	—	—	1,593,000	—	1,593,000
Change in unrealized gain on available for sale investment securities, net of tax	—	—	—	1,000	1,000

BALANCE, June 30, 2002 (unaudited)	806,170	$1,058,000	$20,207,000	$1,000	$21,266,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMET BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

	Six months ended

	June 30,	June 30,
	2002	2001

	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,593,000	$1,463,000
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and amortization of premises and equipment	122,000	157,000
Gain on disposal of premises and equipment	—	(6,000)
Deferred income tax provision	(21,000)	(10,000)
Net amortization of premium (accretion of discount) on investment securities	59,000	(265,000)
Gain on callable held to maturity investment securities	—	(14,000)
Amortization of issuance costs on guaranteed preferred beneficial interests in company debentures, net	3,000	—
Tax benefit on stock options exercised	—	2,000
Changes in Operating Assets and Liabilities:
Decrease (increase) in accrued interest receivable	(83,000)	414,000
Increase in other assets	(539,000)	(186,000)
Increase (decrease) in accrued interest payable and other liabilities	(77,000)	45,000

Net Cash Provided by Operating Activities	1,057,000	1,600,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held to maturity	11,000,000	18,090,000
Purchases of investment securities held to maturity	(8,873,000)	(15,563,000)
Purchases of investment securities available for sale	(2,013,000)	—
Net increase in loans	(3,405,000)	(4,486,000)
Purchases of premises and equipment	(49,000)	(50,000)
Proceeds from sale of premises and equipment	—	165,000
Proceeds from sales of other real estate owned	2,000	—

Net Cash Used in Investing Activities	(3,338,000)	(1,844,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in demand, savings, and money market deposits	19,652,000	3,384,000
Decrease in time deposits	(21,240,000)	(4,000,000)
Proceeds from the exercise of stock options	13,000	123,000
Cash dividends paid	(967,000)	(1,044,000)

Net Cash Used in Financing Activities	(2,542,000)	(1,537,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,823,000)	(1,781,000)
CASH AND CASH EQUIVALENTS, Beginning of Year	23,793,000	28,186,000

CASH AND CASH EQUIVALENTS, End of Period	$18,970,000	$26,405,000

Supplemental information
Interest Paid	$3,348,000	$6,015,000
Income Taxes Paid	996,000	830,000

The accompanying notes are an integral part of these consolidated financial statements.

HEMET BANCORP AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Hemet Bancorp and its wholly owned subsidiaries (collectively, the Company). The wholly owned subsidiaries consist of Bank of Hemet, including its wholly-owned subsidiary, BankLink Corporation (the Bank), and Hemet Statutory Trust I (the Trust). The accompanying uaudited consolidated financial statements give effect to all adjustments necessary in the opinion of management to present fairly the financial statements for the interim periods presented. All significant inter-company balances and transactions have been eliminated. The unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the interim period results have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations for the entire year.

2. Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The actual number of shares outstanding at June 30, 2002 was 806,170. The number of shares used in the calculation of basic earnings per share was 806,170 for the three months ended June 30, 2002 and 805,899 for the six months ended June 30, 2002, compared to 869,570 for the three months ended June 30, 2001, and 868,283 for the six months ended June 30, 2001. The number of shares used in the calculation of diluted earnings per share was 817,783 for the three months ended June 30, 2002 and 817,512 for the six months ended June 30, 2002, compared to 876,326 for the three months ended June 30, 2001, and 875,038 for the six months ended June 30, 2001.

3. Guaranteed Preferred Beneficial Interests in Company Debentures

During 2001, the Trust issued $6,500,000 of Trust Preferred Securities. The Trust Preferred Securities bear a floating rate of interest of 3.60% over the three-month LIBOR, payable quarterly, with the current quarterly rate set at 5.5%. Following the issuance of the Trust Preferred Securities, the Trust used the proceeds from the Trust Preferred Securities offering to purchase $6,500,000 of Junior Subordinated Debt Securities (the Debt Securities) of the Company. The Debt Securities bear the same terms and interest rates as the related Trust Preferred Securities. The Debt Securities are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company has fully and unconditionally guaranteed all of the obligations of the Trust including the Trust Preferred Securities. The Trust Preferred Securities mature on December 18, 2031 and can be redeemed commencing on December 18, 2006 without a prepayment penalty.

The costs associated with the Trust Preferred Securities issuance have been netted with the proceeds and are being accreted to interest using a method which approximates the effective interest method over the life of the Trust Preferred Securities. The earnings on the Debt Securities attributable to the Trust Preferred Securities are reflected as “Minority Interest in Loss of Subsidiary” in the Consolidated Statements of Operations. The Trust Preferred Securities are reflected on the Consolidated Balance Sheets as “Guaranteed Preferred Beneficial Interests in Company Debentures.”

HEMET BANCORP AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Proposed Restructure

During May 2002, Hemet Bancorp announced that it had signed a definitive agreement to enter into a transaction that would involve the merger of a new Nevada corporation, Hemet Financial Group, Inc., with and into Hemet Bancorp. In the merger, all of the shareholders of Hemet Financial Group would receive newly issued shares of common stock of Hemet Bancorp, and all of the shareholders of Hemet Bancorp would receive the right to receive $54.00 cash for each share of Hemet Bancorp stock that they hold. Required regulatory approvals have been received. However, this transaction is subject to shareholder approval. Proxy materials were mailed to all shareholders during July 2002. The vote will be held during a special shareholder meeting which is planned for September 4, 2002.

PART I — ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information presents management’s discussion and analysis of the consolidated financial condition of the Company and its wholly owned subsidiaries as of June 30, 2002 and December 31, 2001. Operating results are presented for the six and three months ended June 30, 2002 and June 30, 2001. This discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition and results of operations. The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company contained elsewhere in this report and Form 10-K for the year ended December 31, 2001 previously filed.

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

Results of Operations

The Company reported net income of $1.6 million for the six months ended June 30, 2002, and net income of $849,000 for the three months ended June 30, 2002, compared to $1.5 million and $683,000 for the same periods in 2001. The annualized return on average assets and return on average equity were 1.1% and 15.4%, respectively for the six months ended June 30, 2001 compared to 1.0% and 12.7% for the six months ended June 30, 2001, respectively. The annualized return on average equity increased as a result of the increased net income for the period in addition to the decrease in total stockholders’ equity resulting from the repurchase of 70,000 shares of Bank common stock in October 2001.

Basic earnings per share equaled $1.98 and $1.05 for the six months and three months ended June 30, 2002, compared to $1.68 and $0.79 for the same periods in 2001. Earnings per share increased due to the increase in net income for the period and the decrease in the number of common shares outstanding as a result of the repurchase of 70,000 shares of Bank common stock in October 2001. Cash dividends were declared at $1.20 per share for both the six months ended June 30, 2002 and the six months ended June 30, 2001.

The increase in net income for the three months ended June 30, 2002 compared to the same period in 2001 is primarily due to an increase in net interest income. This increase was partially offset by a reduction in non-interest income primarily related to the elimination of item processing services from BankLink Corporation, the Bank’s wholly-owned data processing subsidiary, and an increase in the minority interest related to the Trust Preferred Securities issued by the Company’s wholly-owned subsidiary, Hemet Statutory Trust I, in December 31, 2001, and increased taxes on the increase in income.

Net Interest Income

Net interest income for the three months ended June 30, 2002 increased $418,000, or 15.6%, to $3.1 million when compared to the same period in 2001. The increase in interest income during the three months ended June 30, 2002 was primarily attributable to an increase in the Company’s net interest margin by 22 basis points when compared to the same period in 2001. The net interest spread, which represents the average yield earned on interest earning assets, less the average yield paid on interest bearing liabilities, increased to 3.68% for the three months ended June 30, 2002, from 2.90% for the same period in 2001.

For the six months ended June 30, 2002, net interest income increased by $577,000, or 10.6% when compared to the same period in 2001 primarily due to an increase in the Company’s net interest margin by 23 basis points when compared to the same period in 2001.

Provision for Loan Losses

For the first six months of 2002 and 2001, the Company recorded no provision for loan losses. The lack of a provision for the six month periods ended June 30, 2002 and June 30, 2001, respectively, was the result of management’s determination, in accordance with its policy, that the allowance was adequate, and not excessive, at June 30, 2002 and June 30, 2001, respectively.

Noninterest Income

Noninterest income for the six months ended June 30, 2002 decreased $99,000, or 12.8%, to $677,000, compared to $776,000 for the same period in 2001. For the three months ended June 30, 2002, noninterest income decreased by $50,000 when compared to the same period in 2001. The decrease was principally attributable to decreased data processing fess generated by BankLink, the Bank’s data processing subsidiary, and assignment of BankLink item processing contracts to Financial Data Solutions, Inc. in June 2001.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2002 was $3.8 million, compared to $3.7 million for the same period in 2001, an increase of $83,000 or 2.2%. Noninterest expense for the three months ended June 30, 2002 and June 30, 2001 remained relatively unchanged at $1.9 million. The principal components of the increase for the six months ended June 30, 2002, compared to the same period in 2001 were:

•	Salaries and employee benefits. Salaries and employee benefits increased by $57,000, or 2.7%, for the six months ended June 30, 2002 when compared to the same period in 2001. The primary reason for the increase in expense related to future bonus payments and deferred compensation, offset by a decrease in salary expense related to BankLink staffing levels declining in June of 2001 related to the assignment of item processing contracts to Financial Data Solutions, Inc.

•	Other expenses. Other expenses increased by $140,000, or 12.8%, for the six months ended June 30, 2002, when compared to the same period in 2001. This category of expense includes costs for outside processing services, FDIC and other insurance expense, professional fees and other miscellaneous expense. Data processing increased $88,000 due to expenses related to the Bank’s item processing being performed by a third party instead of at the Bank’s subsidiary, BankLink. Additionally, professional fees are $49,000 higher compared to the same period in 2001 as a result of general corporate matters.

These increases were partially offset by a reduction in premises and equipment expenses. Premises and equipment expense decreased by 113,000 or 20.3% for the six months ended June 30, 2002 when compared to the same period in 2001. The primary reasons for the decrease relate to decreased equipment depreciation and maintenance expense due to the disposal of equipment used for item processing and as well as decreased rent expense for BankLink as a result of the relocation of BankLink to the existing Riverside branch.

The Company’s efficiency ratio, which is the ratio of noninterest expenses to the sum of net interest income before provision for loan and lease losses and total noninterest income, was 58.6% for the six months ended June 30, 2002 compared to 60.0% for the same period in 2001. The decrease is primarily attributable to the increase in net interest income.

Minority Interest in Loss of Subsidiary

Minority interest in loss of subsidiary, consisting of accrued distributions payable on our Trust Preferred securities, was $183,000 during the six months ended June 30, 2002. The Trust Preferred securities were issued on December 18, 2001, so there were no expenses during the six months ended June 30, 2001. See Note 3 to the unaudited Consolidated Financial Statements for further information.

Provision for Income Taxes

The Company’s provision for income taxes remained relatively unchanged for the six months ended June 30, 2001. The effective income tax rate was 41.2% for the six months ended June 30, 2002 compared to 41.4% for the same period in 2001.

Financial Condition

Assets

Total assets at June 30, 2002 equaled $302.6 million, as compared to $303.6 million at December 31, 2001, a decrease of $1.0 million, or 0.3%.

Loans

Total loans equaled $264.9 million at June 30, 2002, an increase of $3.4 million, or 1.3%, over total net loans of $261.5 million at December 31, 2001. At June 30, 2002, the ratio of average total loans to average total deposits was 95.86%, an increase from 93.04% at December 31, 2001. The increase is a result of the increase in total loans in addition to a decrease in total deposits.

At June 30, 2002, $255.6 million, or approximately 96.5%, of the Company’s loans were secured by first deeds of trust on real estate. The concentration in loans secured by real estate is monitored on a quarterly basis and taken into account in the computation of the adequacy of the allowance for loan losses.

The three largest categories of loans secured by real estate are shown in the following table:

	Amount at
	June 30, 2002	Percentage of
Type of Real Estate Loan	(Dollars in thousands)	Loans in Portfolio

Commercial mortgage loans	$240,209	90.7%
Residential mortgage loans	11,339	4.3
Construction loans	4,053	1.5

Total real estate loans	$255,601	96.5%

Allowance for Loan Losses

The allowance for loan losses was unchanged at $3.0 million at June 30, 2002 and December 31, 2001. The allowance at June 30, 2002 represented 1.11% of total loans, compared with 1.13% at December 31, 2001. Chargeoffs and recoveries were each $1,000 during the six months ended June 30, 2002 resulting in no change to the allowance for loan losses from December 31, 2001. During the same period in 2001, the Company recorded net recoveries of $105,000.

Nonperforming Loans and Other Real Estate Owned (“OREO”)

The Company experienced a slight increase in nonperforming loans during the first six months of 2002. At June 30, 2002, nonperforming loans equaled $44,000 or 0.02% of total loans. There were no nonperforming loans as of December 31, 2001.

The Company has no OREO assets as of June 30, 2002, compared with $2,000 at December 31, 2001.

Except as disclosed above, there were no assets as of June 30, 2002 where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with the present loan repayment terms. However, it is always possible that current credit problems may exist that may not have been discovered by management. Given the high percentage of the Company’s loans that are secured by real estate, the real estate market in Southern California and the overall economy in the Company’s market area are likely to continue to have a significant effect on the quality of the Company’s assets in the future.

Investment Portfolio

The investment securities portfolio decreased by $173,000 or 1.1% to $16.2 million at June 30, 2002 as compared with December 31, 2001. Investment securities with a book value of $13.9 million at June 30, 2002 and $12.2 million at December 31, 2001, respectively, were pledged to secure public funds deposited and for other purposes as required or permitted by law.

Liquidity

Liquid assets include cash and deposits in other banks plus federal funds sold. The Company’s liquid assets totaled $19.0 million, or 6.3% of total assets at June 30, 2002, compared to $23.8 million, or 7.8% of total assets at December 31, 2001.

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

The Company’s primary sources of liquidity include liquid assets and a stable deposit base. To supplement these, the Bank maintains a borrowing line of credit with the Federal Home Loan Bank of San Francisco in the amount of $18.9 million as of June 30, 2002. This line is secured by residential and commercial real estate mortgage loans approved by FHLB totaling $32.2 million as of June 30, 2002. There were no advances outstanding under this line of credit as of June 30, 2002 and December 31, 2001, respectively. The line of credit was not utilized during the six months ended June 30, 2002.

The Company has approval to borrow under the Discount Window Program of the Federal Reserve Bank of San Francisco collateralized by investment securities. There were no amounts outstanding as of June 30, 2002 and December 31, 2001, respectively. The line of credit was not utilized during the six months ended June 30, 2002.

At June 30, 2002, the Bank had available repurchase agreement lines of credit with two broker-dealers. These lines are subject to normal terms for such arrangements. There was no utilization of these lines during the six months ended June 30, 2002. At June 30, 2002, investment securities with a market value of approximately $2.0 million were available for the repurchase agreement lines of credit.

Premises and Equipment

Premises and equipment at June 30, 2002 equaled $1.1 million, a decrease of $72,000, or 5.9% when compared to year-end 2001.

Other Assets

Other assets at June 30, 2002 equaled $3.1 million, an increase of $560,000, or 22.2%, when compared to December 31, 2001. Other assets at June 30, 2002 were principally composed of a deferred tax asset of $989,000, the cash surrender value of life insurance of $716,000, and prepaid expenses for the proposed merger transaction with Hemet Financial Group, Inc. totaling $628,000 as compared to a deferred tax asset of $968,000, cash surrender value life insurance of $695,000 at December 31, 2001 and prepaid expenses for the proposed merger transaction totaling $150,000.

Liabilities

Total deposits equaled $270.3 million at June 30, 2002, a decrease of $1.6 million, or 0.6%, over total deposits of $271.9 million at December 31, 2001. The mix of deposits for June 30, 2002 compared to December 31, 2001 represents a decrease in time certificates of deposit totaling $21.2 million, partially offset by an increase in noninterest bearing demand deposits of $8.3 million, an increase in savings and interest-bearing demand deposits totaling $9.8 million and an increase in money market deposits totaling $1.6 million.

Noninterest bearing demand deposits enhance the Company’s net interest income by lowering its cost of funds. The Company is committed to continuing its recent efforts to increase core deposits through increased business development efforts, diversification of its customer base, product line enhancements, and superior customer service.

Accrued interest payable and other liabilities were decreased $77,000 or 4.4%, when compared to December 31, 2001. The decrease is primarily due to a decrease of $131,000 of accrued interest payable on certificates of deposit, as a result of both a reduction in interest rates as well as a reduction in volume of certificates of deposit in addition to a decrease of $128,000 in accrued bonuses due to the payment during the first quarter of 2002 of bonuses accrued at December 31, 2001. These decreases are partially offset by an increase in accrued income taxes payable of $142,000 due to the timing of the quarterly tax payment and an increase to the deferred executive compensation plan of $55,000.

Capital

The Company’s shareholders’ equity increased $640,000, or 3.1%, to $21.3 million at June 30, 2002, from $20.6 million at December 31, 2001. The increase resulted from net income of $1.6 million, partially offset by dividends declared of $1.0 million.

The Company’s policy is not to declare any dividends that would cause its leverage capital ratio to be below 7.5% or its total risk-based capital ratio to be below 10.0%. In July 2002, the Board of Directors declared a cash dividend of $0.60 per share of common stock. The dividend will be paid August 14, 2002 to shareholders of record as of August 7, 2002.

The following table shows the Company’s and the Bank’s actual capital amounts and ratios at June 30, 2002 and December 31, 2001 as well as the minimum capital ratios for capital adequacy and well-capitalized classifications under the regulatory framework:

	Hemet Bancorp

	Actual	Actual	For Capital	To Be Well-Capitalized
	June 30,	December 31,	Adequacy	Under Prompt
	2002	2001	Purposes	Corrective Action

Tier-1 risk-based capital	10.10%	10.02%	4.0%	N/A
Total risk-based capital	12.28%	12.24%	8.0%	N/A
Leverage capital ratio(1)	9.08%	8.94%	4.0%	N/A

	The Bank of Hemet

	Actual	Actual	For Capital	To Be Well-Capitalized
	June 30,	December 31,	Adequacy	Under Prompt
	2002	2001	Purposes	Corrective Action

Tier-1 risk-based capital	8.96%	8.77%	4.0%	6.0%
Total risk-based capital	11.15%	10.99%	8.0%	10.0%
Leverage capital ratio(1)	8.05%	7.80%	4.0%	5.0%

(1) Tier 1 capital to total quarterly average assets.

Failure to meet minimum capital requirements can trigger mandatory actions by the regulators that, if undertaken, could have a material effect on the Company’s and the Bank’s financial statements and operations.

PART II — OTHER INFORMATION

ITEM 1 — Legal Proceedings

From time to time, the Company is a defendant in various legal proceedings resulting from normal banking business. In the opinion of management, and the Company’s legal counsel, the disposition of such litigation will not have a material effect on the Company’s consolidated financial condition or results of operations.

ITEM 2 — Changes to Securities and Use of Proceeds

Inapplicable

ITEM 3 — Defaults upon Senior Securities

Inapplicable

ITEM 4 — Submission of Matters to a Vote of Security Holders

Inapplicable

ITEM 5 — Other Information

Inapplicable

ITEM 6 — Exhibits and Report on Form 8-K

a)	Exhibits

The following exhibits are listed by numbers corresponding to “Exhibit Table” of Item 601 of Regulation S-K.

	3.1	Articles of Incorporation incorporated by reference from Exhibit 3.1 to the registrant’s Form S-4 File No. 333-71540 filed on October 12, 2001

	3.2	By-Laws incorporated by reference from Exhibit 3.2 to the registrant’s Form S-4 File No. 333-71540 filed on October 12, 2001

	10.1	Stock Option Plan effective June 15, 1994 incorporated by reference from Exhibit 10.1 to the registrant’s Form 10-Q filed on May 14, 2002

	10.2	Form of Indemnification Agreement incorporated by reference from Exhibit 10.2 to the registrant’s Form 10-Q filed on May 14, 2002.

	10.3	Employment Agreement of James B. Jaqua dated January 1, 2001 incorporated by reference from Exhibit 10.3 to the registrant’s Form 10-K filed on March 29, 2001

	10.4	Executive Salary Continuation Agreement of James B. Jaqua dated March 22, 1995 incorporated by reference from Exhibit 10.4 to the registrant’s Form 10-K filed on March 29, 2001

	10.5	Amendment No. 1 to Executive Salary Continuation Agreement of James B. Jaqua dated July 16, 1998 incorporated by reference from Exhibit 10.5 to the registrant’s Form 10-K filed on March 29, 2001

	10.6	Amendment No. 2 to Executive Salary Continuation Agreement of James B. Jaqua dated July 29, 1998 incorporated by reference from Exhibit 10.6 to the registrant’s Form 10-K filed on March 29, 2001

	10.7	Amendment No. 3 to Executive Salary Continuation Agreement dated May 26, 1999 incorporated by reference from Exhibit 10.7 to the registrant’s Form 10-K filed on March 29, 2001

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

During the three months ended June 30, 2002, the Company filed three reports on Form 8-K. The first report was filed on April 25, 2002, and reported the financial results of the Company for the quarter ended March 31, 2002 and the declaration of a cash dividend.

The second report was filed on May 23, 2002, and announced the merger agreement between the Company and Hemet Financial Group, Inc., a newly formed Nevada corporation. The report included the Plan and Agreement of Merger, dated as of May 22, 2002, by and between Hemet Bancorp and Hemet Financial Group, Inc. and the related press release attached as an exhibit. The merger agreement calls for Hemet Financial Group, Inc. to merge with and into the Company, with the Company as the surviving corporation.

On June 5, 2002, the third report was filed, announcing the promotion of Kevin Farrenkopf to President of the Company’s wholly owned subsidiary, The Bank of Hemet.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMET BANCORP

Dated: August 13, 2002	/s/ James B. Jaqua

James B. Jaqua President and Chief Executive Officer

Dated: August 13, 2002	/s/ Catherine A. Frei

Catherine A. Frei Executive Vice President/Chief Financial Officer